Form 10-Q
period 1996-03-31
NEXSTAR PHARMACEUTICALS INC
filed 1996-05-15
CIK 915359

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-Q


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM      TO



                         Commission file number 0-23012


                         NEXSTAR PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)




        Delaware                                       84-1173453
        --------                                       ----------
(State of incorporation)                   (I.R.S. Employer Identification No.)

                             2860 Wilderness Place
                            Boulder, Colorado 80301
                    (Address of principal executive offices)

                 Registrant's telephone number:  (303) 444-5893


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of April 30, 1996 was 26,071,370.

                         NEXSTAR PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

                                                                                                       PAGE
                                                                                                       ----
PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets -- March 31, 1996 and December 31, 1995   . . . . . . . . . . .  3

  Condensed Consolidated Statements of Operations -- Three Months Ended March 31, 1996 and 1995   . . .  4

  Condensed Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1996 and 1995   . . .  5

  Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . .  8


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           NEXSTAR PHARMACEUTICALS, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          March 31,              December 31,
                                                                            1996                    1995
                                                                          ---------              ------------
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                             $  22,807,000            $  20,893,000
  Marketable securities                                                    23,356,000                5,841,000
  Accounts receivable                                                      19,788,000               18,315,000
  Inventories                                                              10,372,000                9,469,000
  Prepaid expenses and other                                                1,620,000                1,948,000
                                                                        -------------            -------------
Total current assets                                                       77,943,000               56,466,000

Equipment and leasehold improvements at cost - net of
  accumulated depreciation and amortization                                42,321,000               43,001,000
Investments in life science enterprises                                     3,950,000                3,950,000
Patent and trademark costs, net of accumulated amortization                 3,949,000                3,732,000
Purchased technology, net of accumulated amortization                       2,764,000                3,015,000
Other noncurrent assets                                                     2,114,000                2,285,000
                                                                        -------------            -------------
Total assets                                                            $ 133,041,000            $ 112,449,000
                                                                        =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                 $   5,000,000            $   3,500,000
  Accounts payable                                                          4,907,000                6,789,000
  Accrued compensation and employee benefits                                2,543,000                2,805,000
  Other accrued expenses                                                    4,256,000                3,890,000
  Current portion of capital lease obligations                              4,451,000                4,313,000
                                                                        -------------            -------------
Total current liabilities                                                  21,157,000               21,297,000
Capital lease obligations                                                   9,689,000                9,848,000

Commitments and contingencies

Stockholders' equity:
Common stock                                                                  261,000                  244,000
Additional paid-in capital                                                211,431,000              184,290,000
Deferred compensation                                                        (207,000)                (235,000)
Accumulated deficit                                                      (109,290,000)            (102,995,000)
                                                                        -------------            -------------
Total stockholders' equity                                                102,195,000               81,304,000
                                                                        -------------            -------------
Total liabilities and stockholders' equity                              $ 133,041,000            $ 112,449,000
                                                                        =============            =============



See notes to condensed consolidated financial statements.

                          NEXSTAR PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                               -------------------------------
                                                  1996                1995
                                               -----------         -----------
Revenues:
  Product revenues                             $17,545,000         $11,894,000
  Collaborative agreements and contracts           579,000             751,000
  Interest income                                  433,000             555,000
                                               -----------         -----------
Total revenues                                  18,557,000          13,200,000
                                               -----------         -----------

Expenses:
  Cost of goods sold                             3,819,000           2,569,000
  Research and development                      11,176,000           8,242,000
  Selling, general and administrative            9,463,000           7,280,000
  Interest expense                                 285,000             337,000
                                               -----------         -----------
Total expenses                                  24,743,000          18,428,000
                                               -----------         -----------

Net loss before provision for income taxes      (6,186,000)         (5,228,000)
Provision for income taxes                         110,000              52,000
                                               -----------         -----------

Net loss                                       $(6,296,000)        $(5,280,000)
                                               ===========         ===========

Net loss per share                             $     (0.25)        $     (0.23)
                                               ===========         ===========

Shares used in computing net loss per share     25,065,000          22,941,000
                                               ===========         ===========






See notes to condensed consolidated financial statements.

                           NEXSTAR PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                           -----------------------------------
                                                                               1996                   1995
                                                                           ------------            -----------
OPERATING ACTIVITIES
Net loss                                                                   $ (6,296,000)           $(5,280,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                             3,103,000              2,181,000
    Compensation expense related to grant
      of options and sales of stock, including
      amortization of deferred compensation                                      28,000                 30,000
    Other                                                                       (60,000)              (330,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                                    (1,480,000)            (1,812,000)
      Inventories                                                              (903,000)            (1,390,000)
      Prepaid expenses and other                                                395,000              1,264,000
      Other noncurrent assets                                                   142,000                (40,000)
      Short-term borrowings                                                   1,500,000               (400,000)
      Accounts payable                                                       (1,082,000)             2,686,000
      Accrued compensation and employee benefits                               (266,000)              (244,000)
      Other accrued expenses                                                    366,000                (68,000)
                                                                           ------------            -----------
Net cash used in operating activities                                        (4,553,000)            (3,403,000)

INVESTING ACTIVITIES
Maturities (purchases) of marketable securities, net                        (17,515,000)            11,094,000
Additions to equipment and leasehold improvements                            (2,837,000)            (3,656,000)
Deletions to investments in life science enterprises, net                          --                   87,000
Additions to patent costs                                                      (322,000)              (161,000)
Additions to other noncurrent assets                                               --                 (333,000)
                                                                           ------------            -----------
Net cash provided by (used in) investing activities                         (20,674,000)             7,031,000

FINANCING ACTIVITIES
Proceeds from sale-leaseback transactions                                     1,091,000                614,000
Payments on capital lease obligations                                        (1,112,000)              (823,000)
Proceeds from sales of common stock, net of offering costs                   27,162,000                 26,000
                                                                           ------------            -----------
Net cash provided by (used in) financing activities                          27,141,000               (183,000)
                                                                           ------------            -----------

Net increase in cash and cash equivalents                                     1,914,000              3,445,000
Cash and cash equivalents at beginning of period                             20,893,000              7,605,000
                                                                           ------------            -----------
Cash and cash equivalents at end of period                                 $ 22,807,000            $11,050,000
                                                                           ============            ===========


See notes to condensed consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


NOTE 1:   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

          Certain reclassifications have been made to prior year amounts to agree with the current year presentation.


NOTE 2:   Net Loss Per Share

          Net loss per share is computed using the weighted average number of shares of common stock outstanding.

NOTE 3:   Inventories

          Inventories are summarized as follows:


                                                 March 31, 1996          December 31, 1995
                                                 --------------          -----------------
          Finished Goods                          $ 3,110,000               $2,804,000
          Work in Process                           5,806,000                4,846,000
          Raw Materials                             1,456,000                1,819,000
                                                  -----------               ----------
                                                  $10,372,000               $9,469,000
                                                  ===========               ==========


NOTE 4:   Patent Matters

          On May 17, 1993, the Company filed a complaint in the United States District Court for the District of Delaware against The Liposome Company ("TLC") asking the court to declare a patent owned by TLC (U.S. Patent No. 4,880,635) (the "TLC '635 Patent") invalid, unenforceable, and not infringed following allegations by TLC that AmBisome infringes the TLC '635 Patent. On December 20, 1993, the court stayed this action pending the outcome of a reexamination of the TLC '635 Patent instituted by TLC in the U.S. Patent and Trademark Office. Upon reexamination, the U.S. Patent and Trademark Office found that all of the TLC '635 Patent claims were unpatentable. While TLC has appealed this determination, the Company believes that there is not a substantial likelihood that the TLC '635 patent will survive the reexamination proceeding or present a material risk to the Company's business. In addition, the Company has opposed the grant to TLC of the European counterpart of the TLC '635 Patent.

NOTE 5:   Impairment of Long-Lived Assets

          Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Implementation of Statement No. 121 was immaterial to the financial statements of the Company.

NOTE 6:   Sale of Common Stock

          On February 13, 1996, the Company completed a private sale of 1,425,000 shares of its common stock to a group of private investors (the "Private Investors"). The net proceeds to the Company from the sale were approximately $24.9 million. In connection with the transaction, the Company filed a "shelf" registration statement on Form S-3 registering for resale the shares acquired by the Private Investors. Pursuant to its agreement with the Private Investors, the Company is required to keep the "resale" registration statement effective for up to three years. In addition to the Private Investors, a holder of 297,619 shares of the Company's common stock and two holders of warrants to acquire 250,481 shares of the Company's common stock exercised registration rights granted to them by the Company and had their shares of common stock, or the shares of common stock which relate to their warrants, included in the registration statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     NeXstar Pharmaceuticals is a leading biopharmaceutical company engaged in the discovery, development, manufacture and marketing of proprietary products to treat life-threatening and other serious diseases.

     The Company currently markets AmBisome, a liposomal formulation of amphotericin B, for the treatment of life-threatening fungal infections when conventional treatment fails and DaunoXome, a liposomal formulation of the anticancer agent daunorubicin, which is used as a first line cytotoxic therapy for the treatment of advanced, HIV-associated Kaposi's sarcoma. The Company has relied on sales of AmBisome in Europe for a significant portion of its product revenues and expects sales of AmBisome in Europe to account for a majority of its revenues in 1996. AmBisome has been approved for sale by the regulatory authorities in 22 countries for the treatment of life threatening fungal infections, including Australia and Ireland where it has been approved as a primary therapy. Sales in Germany, the U.K. and Spain together accounted for 47% of AmBisome revenues for the three months ended March 31, 1996. In April 1996, the Company received approval for DaunoXome as a first line treatment for Kaposi's sarcoma from the U.S. Food and Drug Administration and in late April the Company began marketing DaunoXome in the U.S. In addition, DaunoXome has been approved for sale by the regulatory authorities in Canada and seven Western European countries and has received a formal indication that final marketing authorization will be received in five additional Western European countries as primary therapy for Kaposi's sarcoma. Revenue growth will be substantially dependent upon increased penetration of existing markets, establishing new markets, development of new indications for AmBisome and DaunoXome and introduction of new products.

     In connection with most of its European sales, the Company prices its products in the currencies of the country into which they are sold (the "Payment Currencies"), and revenues in the past have been and in the future could be adversely affected by currency fluctuations. A significant majority of the Company's manufacturing costs are in U.S. dollars. Therefore, any fall in the value of the Payment Currencies relative to the U.S. dollar is likely to negatively impact gross margins for the Company's products since the Company's manufacturing costs would stay approximately the same while its revenue in terms of U.S. dollars would decline.

     NeXstar Pharmaceuticals hedges certain of its foreign currency exposures, with respect to its outstanding trade accounts receivable and accounts payable, through the use of forward contracts. In the future, the Company may begin currency hedging in connection with anticipated revenues and expenses and may use options in addition to forward contracts. Such hedging will be done solely for the purpose of protecting the Company from foreign currency fluctuations. NeXstar Pharmaceuticals does not enter into speculative foreign currency transactions and does not write speculative options. The Company recognizes a gain or loss for each forward contract for the difference between the contract rate and the market rate on each balance sheet date which is recorded as a selling, general and administrative expense. Accordingly, no deferred accounting is used in connection with the Company's hedging activities. Notwithstanding its hedging activities (which have not always included fully hedging against potential gains or losses), the Company has in the past recognized significant foreign exchange gains and losses. There can be no assurance that significant gains or losses will not be incurred in the future.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                         1996              Change              1995
                                      -----------        ----------        -----------
 Product revenues                     $17,545,000        $5,651,000        $11,894,000

     The increase is primarily due to the increased unit sales from AmBisome in existing markets.

                                                 1996             Change            1995
                                               ---------        ---------         ---------
 Collaborative agreements and contracts        $ 579,000        $(172,000)        $ 751,000

     Collaborative agreement and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and performance of contract benchmarks. Contract revenues consisted of payments by corporate or federal sponsors for work performed to develop products. A number of the Company's collaborative research agreements with corporate partners have expired, or the Company anticipates that they will expire, in 1996.

                                        1996             Change             1995
                                      ---------        ---------         ---------
 Interest income                      $ 433,000        $(122,000)        $ 555,000

     Interest income generally fluctuates as a result of cash available for investment and prevailing interest rates.

                                          1996              Change             1995
                                       ----------         ----------        ----------
 Cost of goods sold                    $3,819,000         $1,250,000        $2,569,000
 Percentage of product revenues                22%              --                  22%

     Cost of goods sold consists primarily of raw materials, allocations of overhead, labor and equipment costs, and charges associated with lyophilization services provided by outside vendors. For the three months ended March 31, 1996, the Company recorded charges of $391,000 for certain AmBisome lots produced in prior years which subsequently failed to pass certain of the Company's stringent internal quality control specifications.

                                           1996               Change                1995
                                       -----------         -----------          -----------
 Research and development              $11,176,000         $ 2,934,000          $ 8,242,000
 Percentage of product revenues                 64%                 (5%)                 69%

     The increase is primarily attributable to increases in product development and clinical trials and an increase in personnel as a result of the acquisition of Supragen, Inc. in September 1995. For the three months ended March 31, 1996, $360,000 of research expenses was sponsored by third parties. Research and development expenses consist primarily of salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel, consultants, supplies, occupancy costs and depreciation of laboratory equipment and facilities. The Company expects research and development expenses to continue to increase as a result of ongoing and future preclinical and clinical trials and as research and development facilities are expanded.

                                               1996                Change                1995
                                            -----------         -----------          -----------
 Selling, general and administrative        $ 9,463,000         $ 2,183,000          $ 7,280,000
 Percentage of product revenues                      54%                 (7%)                 61%

     The Company had increased expenses of $3.4 million for the three months ended March 31, 1996 compared to the corresponding period in 1995 which related primarily to (i) the expansion of the Company's worldwide sales and marketing distribution network, including the establishment of a sales force in the U.S. for the sales and marketing of DaunoXome and (ii) a worldwide increase in administrative personnel to support the Company's expanding operations. These increases were partially offset by $2.0 million of non-recurring merger-related costs in the three months ended March 31, 1995. During the three months ended March 31, 1996, the Company had foreign exchange losses of $74,000 compared to a gain of $726,000 for the corresponding period in 1995.

                                        1996           Change            1995
                                      --------        --------         --------
 Interest expense                     $285,000        $(52,000)        $337,000

     The decrease is primarily due to a reduction in the average short-term borrowings outstanding for the three months ended March 31, 1996 as compared to the corresponding period in 1995.

                                     1996                Change                 1995
                                 -------------        -------------        -------------
 Net loss                        $   6,296,000        $   1,016,000        $   5,280,000
 Net loss per share              $        0.25        $        0.02        $        0.23

     PATENT MATTERS

     The Company is currently involved in litigation matters and interference proceedings involving patent and infringement claims with respect to the Company's products. To date, the outcomes of these litigation matters and interference proceedings have generally been favorable to the Company although they have resulted in significant litigation expenses. The Company believes that there will continue to be significant litigation in the pharmaceutical industry regarding patents and other intellectual property rights, but cannot predict the likelihood of it being involved in any additional disputes. Any additional litigation could consume a substantial portion of the Company's resources regardless of the outcome of such litigation.

     On May 17, 1993, the Company filed a complaint in the United States District Court for the District of Delaware against The Liposome Company ("TLC") asking the court to declare a patent owned by TLC (U.S. Patent No. 4,880,635) (the "TLC '635 Patent") invalid, unenforceable, and not infringed following allegations by TLC that AmBisome infringes the TLC '635 Patent. On December 20, 1993, the court stayed this action pending the outcome of a reexamination of the TLC '635 Patent instituted by TLC in the U.S. Patent and Trademark Office. Upon reexamination, the U.S. Patent and Trademark Office found that all of the TLC '635 Patent claims were unpatentable. While TLC has appealed this determination, the Company believes that there is not a substantial likelihood that the TLC '635 Patent will survive the reexamination proceeding or present a material risk to the Company's business. In addition, the Company has opposed the grant to TLC of the European counterpart of the TLC '635 Patent.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents and marketable securities position at March 31, 1996 was $46.1 million compared to $26.7 million on December 31, 1995. The $19.4 million increase in cash and marketable securities position was primarily the result of the following:

         Net cash used in operating activities                     $ (4,553,000)
         Investment in equipment and leasehold improvements          (2,837,000)
         Proceeds from sale-leaseback transactions                    1,091,000
         Payments on capital lease obligations                       (1,112,000)
         Proceeds from sale of common stock, net                     27,162,000
         Other                                                         (322,000)
                                                                   ------------
                                                                   $ 19,429,000
                                                                   ============

     The Company invests its cash and cash equivalents and marketable securities in interest-bearing investment grade securities.

                                   March 31,                           December 31,
                                    1996             Change               1995
                                 -----------        -----------        -----------
 Accounts receivable             $19,788,000        $ 1,473,000        $18,315,000

     The growth in receivables was primarily due to increased sales of AmBisome. The Company considers the credit risk of its customers to be low. However, payment practices between countries vary significantly and increased sales in countries in which payments tend to be slower may increase the average length that accounts receivable are outstanding. The Company continually seeks improvements in its collection process to maximize its cash flow from product sales in a timely manner.

     As of March 31, 1996, the Company's inventory value was $10.4 million compared to $9.5 million as of December 31, 1995 which represents a 9% increase for the period ended March 31, 1996. The increase resulted primarily from an overall increase in inventory to meet product demand. If the Company is successful in increasing its product revenues, the Company expects to gain manufacturing efficiencies from increased production thereby decreasing cost of goods sold per unit of product.

     For the three months ended March 31, 1996, the Company had proceeds from sales and leaseback transactions of $1.1 million related to the purchase of capital equipment. As of March 31, 1996, $391,000 was available under equipment lease agreements relating to the lease of manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture and fixtures.

     At March 31, 1996, the Company had borrowings of $5.0 million under a $5.0 million unsecured line of credit, which expires on September 1, 1996.

     On February 13, 1996, the Company completed a private sale of 1,425,000 shares of its common stock to a group of private investors (the "Private Investors"). The net proceeds to the Company from the sale were approximately $24.9 million. In connection with the transaction, the Company filed a "shelf" registration statement on Form S-3 registering for resale the shares acquired by the Private Investors. Pursuant to its agreement with the Private Investors, the Company is required to keep the "resale" registration statement effective for up to three years. In addition to the Private Investors, a holder of 297,619 shares of the Company's common stock and two holders of warrants to acquire 250,481 shares of the Company's common stock exercised registration rights granted to them by the Company and had their shares of common stock, or the shares of common stock which relate to their warrants, included in the registration statement.

     NeXstar Pharmaceuticals believes that the anticipated revenues from sales of its existing products, together with the Company's existing cash and the proceeds from the February 13, 1996 private sale of common stock, should permit the Company to implement currently planned research and development programs and marketing and manufacturing activities and to otherwise finance its operations for several years. However, there can be no assurance that increased costs associated with developing and obtaining regulatory approval of any future drugs or other currently unanticipated expenses will not require NeXstar Pharmaceuticals to access the capital markets. Such capital may be raised through additional public or private financing, as well as collaborative relationships, borrowings and other available sources. The Company's future capital requirements will be substantial and will depend on, and could increase as a result of, many factors, including progress of the Company's research, drug discovery and development programs, the results and costs of preclinical and clinical testing of the Company's products, if developed, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, payments received under collaborative agreements, changes in collaborative research relationships, the costs associated with potential commercialization of its products, if any, including the development of additional manufacturing, marketing and sales capabilities, the cost and availability of third-party financing for capital expenditures and administrative and legal expenses. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of the Company, dilution to then existing stockholders may result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs or commercialization efforts or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          See "Management's Discussion and Analysis of Financial Condition and Results Of Operations--Patent Matters".

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   Exhibits

                    10.1 Pharmaceutical Pricing Agreement Between the Secretary
                         of Veterans Affairs and the Registrant, dated April 30, 1996.

                    10.2 Master Agreement Between the Secretary of Veterans
                         Affairs and the Registrant, dated April 30, 1996.

                    10.3 Pharmaceutical Pricing Agreement Between the Secretary
                         of Health and Human Services and the Registrant, dated April 30, 1996.

                    10.4 Rebate Agreement Between the Secretary of Health and
                         Human Services and the Registrant, dated April 30,
                         1996.

                    27.1 Registrant's Financial Data Sheet

              (b)   Reports on Form 8-K

                    The Company filed a report on Form 8-K, dated April 8, 1996, which reported the approval by the U.S. Food and Drug Administration of the Company's anticancer drug DaunoXome as a first line cytotoxic therapy for the treatment of advanced, HIV-associated Kaposi's sarcoma.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEXSTAR PHARMACEUTICALS, INC.



May 15, 1996                            By:   /s/ PATRICK J. MAHAFFY
                                             -----------------------------------
                                             Patrick J. Mahaffy
                                             President and Chief
                                                 Executive Officer


                                        By:  /s/ MICHAEL E. HART
                                             -----------------------------------
                                             Michael E. Hart
                                             Vice President and Chief Financial
                                                Officer (Principal Financial
                                                Officer and Principal
                                                Accounting Officer)

                                 EXHIBIT INDEX


                                                                                              SEQUENTIALLY
EXHIBIT                                                                                         NUMBERED
NUMBER                                             DESCRIPTION                                     PAGE
- - ------                                             -----------                                     ----
    10.1         Pharmaceutical Pricing Agreement Between the Secretary of Veterans
                 Affairs and the Registrant, dated April 30, 1996.  . . . . . . . . . . .

    10.2         Master Agreement Between the Secretary of Veterans Affairs and the
                 Registrant, dated April 30, 1996 . . . . . . . . . . . . . . . . . . . .

    10.3         Pharmaceutical Pricing Agreement Between the Secretary of Health
                 and Human Services and the Registrant, dated April 30, 1996  . . . . . .

    10.4         Rebate Agreement Between the Secretary of Health and Human Services
                 and the Registrant, dated April 30, 1996 . . . . . . . . . . . . . . . .

    27.1         Registrant's Financial Data Sheet  . . . . . . . . . . . . . . . . . . .