Form 10-Q
period 1996-06-30
NEXSTAR PHARMACEUTICALS INC
filed 1996-08-14
CIK 915359

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM      TO

                                ----------------

                         Commission file number 0-23012


                         NEXSTAR PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


                                ----------------

          Delaware                                    84-1173453
          --------                                    ----------
  (State of incorporation)                (I.R.S. Employer Identification No.)

                             2860 Wilderness Place
                            Boulder, Colorado 80301
                    (Address of principal executive offices)

                 Registrant's telephone number:  (303) 444-5893

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of July 31, 1996 was 26,358,648.

                         NEXSTAR PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

                                                                                                                 PAGE
                                                                                                                 ----
PART I.  FINANCIAL INFORMATION


Item 1.    Financial Statements

   Condensed Consolidated Balance Sheets -- June 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . .   3

   Condensed Consolidated Statements of Operations -- Three and Six Months Ended
   June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

   Condensed Consolidated Statements of Cash Flows -- Six Months Ended June 30,
   1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

   Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of  Operations . . . . . . . . . 9


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        NEXSTAR PHARMACEUTICALS, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            June 30,                  December 31,
                                                                              1996                       1995
                                                                        ----------------          -----------------
                                                                           (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                              $     30,178,000          $      20,893,000
 Marketable securities                                                        19,498,000                  5,841,000
 Accounts receivable                                                          25,125,000                 18,315,000
 Inventories                                                                  13,250,000                  9,469,000
 Prepaid expenses and other                                                    1,680,000                  1,948,000
                                                                        ----------------          -----------------
Total current assets                                                          89,731,000                 56,466,000

Equipment and leasehold improvements at cost - net of
 accumulated depreciation and amortization                                    42,480,000                 43,001,000
Investments in life science enterprises                                        3,950,000                  3,950,000
Patent and trademark costs, net of accumulated amortization                    4,241,000                  3,732,000
Purchased technology, net of accumulated amortization                          2,513,000                  3,015,000
Other noncurrent assets                                                        1,704,000                  2,285,000
                                                                        ----------------          -----------------
Total assets                                                            $    144,619,000          $     112,449,000
                                                                        ================          =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                                  $      7,333,000          $       3,500,000
 Accounts payable                                                              6,408,000                  6,789,000
 Accrued compensation and employee benefits                                    2,824,000                  2,805,000
 Other accrued expenses                                                        4,592,000                  3,890,000
 Long-term obligations due within one year                                     7,286,000                  4,313,000
                                                                        ----------------          -----------------
Total current liabilities                                                     28,443,000                 21,297,000
Long-term obligations due after one year                                      16,317,000                  9,848,000

Commitments and contingencies

Stockholders' equity:
Common stock                                                                     264,000                    244,000
Additional paid-in capital                                                   213,100,000                184,290,000
Deferred compensation                                                           (177,000)                  (235,000)
Accumulated deficit                                                         (113,328,000)              (102,995,000)
                                                                        ----------------          -----------------
Total stockholders' equity                                                    99,859,000                 81,304,000
                                                                        ----------------          -----------------
Total liabilities and stockholders' equity                              $    144,619,000          $     112,449,000
                                                                        ================          =================





See notes to condensed consolidated financial statements.

                        NEXSTAR PHARMACEUTICALS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                              June 30,
                                                    ----------------------------------    -----------------------------------
                                                          1996               1995               1996                1995
                                                    ----------------   ---------------    -----------------   ---------------
Revenues:
 Product revenues                                   $     20,380,000   $    14,268,000    $      37,925,000   $    26,163,000
 Collaborative agreements and contracts                      357,000           718,000              936,000         1,468,000
 Interest income                                             413,000           447,000              846,000         1,002,000
                                                    ----------------   ---------------    -----------------   ---------------
Total revenues                                            21,150,000        15,433,000           39,707,000        28,633,000
                                                    ----------------   ---------------    -----------------   ---------------
Expenses:
 Cost of goods sold                                        4,435,000         2,898,000            8,254,000         5,466,000
 Research and development                                  9,493,000         9,097,000           20,669,000        17,221,000
 Selling, general and administrative                      10,932,000         7,198,000           20,395,000        14,597,000
 Interest expense                                            271,000           277,000              556,000           614,000
                                                    ----------------   ---------------    -----------------   ---------------
Total expenses                                            25,131,000        19,470,000           49,874,000        37,898,000
                                                    ----------------   ---------------    -----------------   ---------------
Net loss before provision for income taxes                (3,981,000)       (4,037,000)         (10,167,000)       (9,265,000)
Provision for income taxes                                    59,000            59,000              166,000           111,000
                                                    ----------------   ---------------    -----------------   ---------------
Net loss                                            $     (4,040,000)  $    (4,096,000)   $     (10,333,000)  $    (9,376,000)
                                                    ================   ===============    =================   ===============
Net loss per share                                  $          (0.15)  $         (0.18)   $           (0.40)  $         (0.41)
                                                    ================   ===============    =================   ===============
Shares used in computing net loss per share               26,132,000        23,071,000           25,686,000        23,006,000
                                                    ================   ===============    =================   ===============

See notes to condensed consolidated financial statements.

                        NEXSTAR PHARMACEUTICALS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                Six Months Ended
                                                                                      June 30,
                                                                   ----------------------------------------------
                                                                           1996                        1995
                                                                   ------------------           -----------------
OPERATING ACTIVITIES
Net loss                                                           $      (10,333,000)          $      (9,376,000)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                                             5,815,000                   4,585,000
  Compensation expense related to grant
   of options and sales of stock, including
   amortization of deferred compensation                                       58,000                      58,000
  Other                                                                      (154,000)                   (120,000)
  Changes in operating assets and liabilities:
   Accounts receivable                                                     (6,753,000)                 (2,352,000)
   Inventories                                                             (3,781,000)                 (3,967,000)
   Prepaid expenses and other                                                 365,000                   1,552,000
   Other noncurrent assets                                                   (177,000)                     (8,000)
   Short-term borrowings                                                    3,833,000                      50,000
   Accounts payable                                                          (351,000)                    837,000
   Accrued compensation and employee benefits                                  15,000                      57,000
   Other accrued expenses                                                     702,000                       8,000
                                                                   ------------------           -----------------
Net cash used in operating activities                                     (10,761,000)                 (8,676,000)

INVESTING ACTIVITIES
Maturities (purchases) of marketable securities, net                      (13,657,000)                 13,717,000
Additions to equipment and leasehold improvements                          (4,554,000)                 (5,210,000)
Deletions to investments in life science enterprises, net                        --                       236,000
Additions to patent costs                                                    (719,000)                   (335,000)
Deletions (additions) to other noncurrent assets                              700,000                    (192,000)
                                                                   ------------------           -----------------
Net cash provided by (used in) investing activities                       (18,230,000)                  8,216,000

FINANCING ACTIVITIES
Proceeds from term loan                                                    10,000,000                        --
Proceeds from sale-leaseback transactions                                   1,640,000                   1,534,000
Payments on capital lease obligations                                      (2,198,000)                 (1,679,000)
Proceeds from sale of common stock, net of offering costs                  28,834,000                     548,000
                                                                   ------------------           -----------------
Net cash provided by financing activities                                  38,276,000                     403,000
                                                                   ------------------           -----------------
Net increase (decrease) in cash and cash equivalents                        9,285,000                     (57,000)
Cash and cash equivalents at beginning of period                           20,893,000                   7,605,000
                                                                   ------------------           -----------------
Cash and cash equivalents at end of period                         $       30,178,000           $       7,548,000
                                                                   ==================           =================

See notes to condensed consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 1:      Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

             Certain reclassifications have been made to prior year amounts to agree with the current year presentation.

NOTE 2:      Inventories

             Inventories are summarized as follows:

                                           June 30, 1996           December 31, 1995
                                           -------------           -----------------
    Finished Goods                          $ 6,719,000               $2,804,000
    Work in Process                           4,616,000                4,846,000
    Raw Materials                             1,915,000                1,819,000
                                            -----------               ----------
                                            $13,250,000               $9,469,000
                                            ===========               ==========

NOTE 3:      Patent Matters

             On May 17, 1993, the Company filed a complaint in the United States District Court for the District of Delaware against The Liposome Company ("TLC") asking the court to declare U.S. Patent No. 4,880,635 (the "TLC '635 Patent") owned by TLC invalid, unenforceable and not infringed following allegations by TLC that the freeze drying of AmBisome infringes the TLC '635 Patent. The United States District Court for the District of Delaware stayed the lawsuit pending the outcome of a reexamination of the TLC '635 Patent instituted by TLC in the U.S. Patent and Trademark Office ("USPTO"). On July 2, 1996, certain amended claims were allowed by the USPTO and TLC has publicly stated that it intends to file a counterclaim against the Company for damages and an injunction based on infringement of the reexamined patent. The stay was lifted on July 11, 1996 and an amended complaint was filed by the Company on July 29, 1996. TLC's answer to the amended complaint is due August 19, 1996.

             Upon review of the claims included in the reexamination certificate relating to the TLC '635 Patent, the Company has concluded that no valid claim should be found to be infringed by the Company. In addition, the Company believes that TLC's efforts in crafting claims to avoid prior liposome work reported by others has presented the Company with additional avenues of defense in any litigation. For example, because of the amendments made to the TLC '635 Patent during reexamination, the Company would also have a defense based upon the doctrine of "intervening rights." This doctrine would provide a clear defense to any damage claim for any Company activity prior to the actual issuance of the reexamined patent on July 2, 1996 and would empower the court to permit the Company to continue its activities to the extent and under such terms as the court deems equitable for the protection of investments made by the Company prior to issuance of the reexamination certificate.

             However, were the court to determine that the TLC '635 Patent is both valid and infringed as a result of the freeze drying of AmBisome, the Company could be enjoined from using its method of manufacturing and/or could be required to pay damages. In such event, the Company could experience interruption in its ability to produce AmBisome and/or incur significant royalty obligations. In addition, the expense of litigation is expected to be significant regardless of the outcome.

             Although the Company has been successful in its recent litigation with TLC regarding a different freeze-drying patent, past success is not a predictor of success in the future and, in general, adverse results in litigation could have a material adverse effect on the Company. In addition, the Company has opposed the grant to TLC of the European and Japanese patents that are counterparts of the TLC '635 Patent.

             Certain statements set forth above with respect to the litigation and potential litigation with TLC constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the litigation to be materially different from the results expressed or implied by such forward-looking statements. Such factors include, among other things: (i) adverse facts adduced in discovery or at trial; (ii) contrary conclusions of law by the court; (iii) the court refusing to exercise its equitable powers in a manner favorable to the Company; and (iv) other uncertainties of litigation.

NOTE 4:      Impairment of Long-Lived Assets

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

NOTE 5:      Common Stock

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

             During May 1996, the Company filed a registration statement with the Securities and Exchange Commission for the issuance of 2.5 million shares of the Company's common stock. In June 1996, the Company withdrew its plans to issue such shares because of a decline in the Company's stock price and general instability in the stock market for biotech and biopharmaceutical companies.

             In June 1996, one of the Company's warrant holders exercised a warrant for 232,941 shares of the Company's common stock for $1,125,000 ($4.83 per share).

NOTE 6.      Commitments and Contingencies

             In June 1996, the Company entered into a loan agreement for $10 million (the "Loan Agreement"). The Loan Agreement is required to be repaid in 48 monthly installments beginning July 1996. As of June 30, 1996, the Company had borrowings of $10 million under the Loan Agreement. The Loan Agreement requires the Company to meet certain financial covenants, including maintaining net cash, cash equivalents and/or investment grade securities equal to the outstanding principal loan balance plus $10 million of which an amount of cash, cash equivalents and/or investment grade securities equal to the outstanding principal loan balance plus three months' interest thereon must be maintained in an unrestricted account. The Company currently is in compliance with such covenants.

             In May 1996, the Company's Spanish subsidiary entered into an agreement in connection with which the subsidiary may borrow up to 500 million Spanish Pesetas (approximately $3.9 million) with such borrowing being secured by the subsidiary's accounts receivable in Spain. In connection with the agreement, the Company is maintaining $2.0 million as collateral in an unrestricted account. As of June 30, 1996, the subsidiary had borrowings of $2.1 million under the agreement.

             In June 1996, the Company's holdings in connection with Phytogen Life Sciences, Inc. ("PLS") were restructured. Pursuant to the restructuring, the Company gave up its right to convert a loan (the "Loan") which it made to PLS into a 49.9% interest in PLS and converted Can. $968,784 (approximately $707,000) of the Loan into 235,714 preference shares in PLS. In addition, PLS issued a warrant to the Company to acquire up to 300,000 PLS common shares for $3 per share and repaid the Company approximately $700,000 in connection with the Loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         NeXstar Pharmaceuticals is a leading biopharmaceutical company engaged in the discovery, development, manufacture and marketing of proprietary products to treat life-threatening and other serious diseases.

         The Company currently markets AmBisome, a liposomal formulation of amphotericin B, for the treatment of life-threatening fungal infections when conventional treatment fails and DaunoXome, a liposomal formulation of the anticancer agent daunorubicin, which is used as a first line cytotoxic therapy for the treatment of advanced, HIV-associated Kaposi's sarcoma. The Company has relied on sales of AmBisome in Europe for a significant portion of its product revenues and expects sales of AmBisome in Europe to account for a majority of its revenues in 1996. AmBisome has been approved for sale by the regulatory authorities in 22 countries for the treatment of life-threatening fungal infections, including Australia, Turkey and Ireland where it has been approved as a primary therapy. Sales in Germany, the U.K., Italy and Spain together accounted for 55% of AmBisome revenues for each of the three months and six months ended June 30, 1996. In April 1996, the Company received approval for DaunoXome as a first line treatment for Kaposi's sarcoma from the U.S. Food and Drug Administration and in late April the Company began marketing DaunoXome in the U.S. In addition, DaunoXome has been approved for sale by the regulatory authorities in Canada as a salvage therapy for Kaposi's sarcoma and in 14 Western European countries as a primary therapy for Kaposi's sarcoma. Revenue growth will be substantially dependent upon increased penetration of existing markets, establishing new markets, development of new indications for AmBisome and DaunoXome and introduction of new products.

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

RESULTS OF OPERATIONS

Three months and six months ended June 30, 1996

         Product revenues increased 43% and 45% to $20.4 million and $37.9 million for the three months and six months ended June 30, 1996, respectively, from $14.3 million and $26.2 million for the corresponding periods in 1995, respectively, primarily due to increased unit sales of AmBisome in existing markets. Sales of DaunoXome, which was initially approved in the U.S. and several European countries during the second quarter of 1996, totaled $1.1 million for the three months ended June 30, 1996.

         Collaborative and contract agreement revenues decreased to $357,000 and $936,000 for the three months and six months ended June 30, 1996, respectively, compared to $718,000 and $1.5 million for the three months and six months ended June 30, 1995, respectively. Collaborative and contract agreement revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and performance of contract benchmarks. Certain of the

Company's collaborative research agreements with corporate partners, which provided revenues for the Company during 1995, have expired or been terminated.

         Interest income decreased to $413,000 and $846,000 for the three months and six months ended June 30, 1996, respectively, compared to $447,000 and $1.0 million for the three months and six months ended June 30, 1995, respectively. The decrease for both the three months and six months ended June 30, 1996 from the corresponding periods in 1995 was primarily due to lower average interest rates during such periods compared to the corresponding periods in 1995.

         Cost of goods sold increased to $4.4 million, or 22% of product revenue, and $8.3 million, or 22% of product revenue, for the three months and six months ended June 30, 1996, respectively, compared to $2.9 million, or 20% of product revenue, and $5.5 million, or 21% of product revenue, for the three months and six months ended June 30, 1995, respectively. The increase was primarily due to increased sales of AmBisome and DaunoXome. Cost of goods sold consists primarily of raw materials, allocations of overhead, labor and equipment costs, and charges associated with lyophilization services provided by outside vendors.

         Research and development expenses increased 4% and 20% to $9.5 million and $20.7 million for the three months and six months ended June 30, 1996, respectively, compared to $9.1 million and $17.2 million for the three months and six months ended June 30, 1995, respectively. The increase in research and development expenses is primarily attributable to increased product development, research activities (including an increase in personnel as a result of the acquisition of Supragen, Inc. in September 1995) and clinical trials. Included in the research expenses are $216,000 and $576,000 for the three months and six months ended June 30, 1996, respectively, that were sponsored by third parties. Research and development expenses consist primarily of salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel, consultants, supplies, occupancy costs and depreciation of laboratory equipment and facilities. The Company expects research and development expenses to continue to increase as personnel and research and development facilities are expanded.

         Selling, general and administrative expenses increased 51% and 40% to $10.9 million and $20.4 million for the three months and six months ended June 30, 1996, respectively, compared to $7.2 million and $14.6 million for the three months and six months ended June 30, 1995, respectively. The increase primarily relates to the expansion of the Company's marketing efforts, in particular, in connection with the launch of DaunoXome and the expansion of the Company's international operations. The Company recognized foreign exchange gains/(losses) of ($153,000) and ($227,000) for the three months and six months ended June 30, 1996, respectively, compared to ($138,000) and $588,000 for the corresponding periods in 1995.

         Interest expense decreased to $271,000 and $556,000 for the three months and six months ended June 30, 1996, respectively, from $277,000 and $614,000 for the three months and six months ended June 30, 1995, respectively. The decrease was primarily due to a reduction in the average short-term borrowings outstanding for the three months and six months ended June 30, 1996 as compared to the corresponding periods in 1995.

         The Company reported net losses of $4.0 million, or $0.15 per share, and $10.3 million, or $0.40 per share, for the three months and six months ended June 30, 1996, respectively, compared to net losses of $4.1 million, or $0.18 per share, and $9.4 million, or $0.41 per share, for the three months and six months ended June 30, 1995, respectively.

Patent Matters

         On May 17, 1993, the Company filed a complaint in the United States District Court for the District of Delaware against The Liposome Company ("TLC") asking the court to declare U.S. Patent No. 4,880,635 (the "TLC '635 Patent") owned by TLC invalid, unenforceable and not infringed following allegations by TLC that the freeze drying of AmBisome infringes the TLC '635 Patent. The United States District Court for the District of Delaware stayed the lawsuit pending the outcome of a reexamination of the TLC '635 Patent instituted by TLC in the U.S. Patent and Trademark Office ("USPTO"). On July 2, 1996, certain amended claims were allowed by the USPTO and TLC has publicly stated that it intends to file a counterclaim against the Company for damages and an injunction based on infringement of the reexamined patent. The stay was lifted on July 11, 1996 and an amended complaint was filed by the Company on July 29, 1996. TLC's answer to the amended complaint is due August 19, 1996.

         Upon review of the claims included in the reexamination certificate relating to the TLC '635 Patent, the Company has concluded that no valid claim should be found to be infringed by the Company. In addition, the Company believes that TLC's efforts in crafting claims to avoid prior liposome work reported by others has presented the Company with additional avenues of defense in any litigation. For example, because of the amendments made to the TLC '635 Patent during reexamination, the Company would also have a defense based upon the doctrine of "intervening rights." This doctrine would provide a clear defense to any damage claim for any Company activity prior to the actual issuance of the reexamined patent on July 2, 1996 and would empower the court to permit the Company to continue its activities to the extent and under such terms as the court deems equitable for the protection of investments made by the Company prior to issuance of the reexamination certificate.

         However, were the court to determine that the TLC '635 Patent is both valid and infringed as a result of the freeze drying of AmBisome, the Company could be enjoined from using its method of manufacturing and/or could be required to pay damages. In such event, the Company could experience interruption in its ability to produce AmBisome and/or incur significant royalty obligations. In addition, the expense of litigation is expected to be significant regardless of the outcome.

         Although the Company has been successful in its recent litigation with TLC regarding a different freeze-drying patent, past success is not a predictor of success in the future and, in general, adverse results in litigation could have a material adverse effect on the Company. In addition, the Company has opposed the grant to TLC of the European and Japanese patents that are counterparts of the TLC '635 Patent.

         Certain statements set forth above with respect to the litigation and potential litigation with TLC constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the litigation to be materially different from the results expressed or implied by such forward-looking statements. Such factors include, among other things: (i) adverse facts adduced in discovery or at trial; (ii) contrary conclusions of law by the court; (iii) the court refusing to exercise its equitable powers in a manner favorable to the Company; and (iv) other uncertainties of litigation.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and marketable securities position at June 30, 1996 was $49.7 million compared to $26.7 million on December 31, 1995. The $22.9 million increase in cash and marketable securities position was primarily the result of the following:

         Net cash used in operating activities                               $ (10,761,000)
         Investment in equipment and leasehold improvements                     (4,554,000)
         Proceeds from sale-leaseback transactions                               1,640,000
         Payments on capital lease obligations                                  (2,198,000)
         Proceeds from term loan                                                10,000,000
         Proceeds from sale of common stock, net                                28,834,000
         Other                                                                     (19,000)
                                                                             -------------
                                                                             $  22,942,000
                                                                             =============


          The Company invests its cash and cash equivalents and marketable securities in interest-bearing investment grade securities.

         The Company's accounts receivable balance at June 30, 1996 was $25.1 million as compared to $18.3 million on December 31, 1995. The growth in receivables was primarily due to increased sales of AmBisome. The Company considers the credit risk of its customers taken as a whole to be low. However, payment practices between countries vary significantly and increased sales in countries in which payments tend to be slower, often as a result of the slowness by governmental entities in reimbursing the Company's customers, may increase the average length that accounts receivable are outstanding and increase the financial risk of certain of the Company's customers. The Company continually seeks improvements in its collection process to maximize its cash flow from product sales in a timely manner.

         As of June 30, 1996, the Company's inventory value was $13.3 million compared to $9.5 million as of December 31, 1995 which represents a 40%
increase for the period ended June 30, 1996.   The increase resulted primarily
from an overall
increase in inventory to meet product demand. If the Company is successful in increasing its product revenues, the Company expects to gain manufacturing efficiencies from increased production thereby decreasing cost of goods sold per unit of product.

         For the six months ended June 30, 1996, the Company had proceeds from sales and leaseback transactions of $1.6 million related to the purchase of capital equipment. As of June 30, 1996, $342,000 was available under equipment lease agreements relating to the lease of manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture and fixtures.

         At June 30, 1996, the Company had borrowings of $5.0 million under a $5.0 million unsecured line of credit, which expires on September 1, 1996.

         In June 1996, the Company entered into a loan agreement for $10 million (the "Loan Agreement"). The Loan Agreement is required to be repaid in 48 monthly installments beginning July 1996. As of June 30, 1996, the Company had borrowings of $10 million under the Loan Agreement. The Loan Agreement requires the Company to meet certain financial covenants, including maintaining net cash, cash equivalents and/or investment grade securities equal to the outstanding principal loan balance plus $10 million of which an amount of cash, cash equivalents and/or investment grade securities equal to the outstanding principal loan balance plus three months' interest thereon must be maintained in an unrestricted account. The Company currently is in compliance with such covenants.

         In May 1996, the Company's Spanish subsidiary entered into an agreement in connection with which the subsidiary may borrow up to 500 million Spanish Pesetas (approximately $3.9 million) with such borrowing being secured by the subsidiary's accounts receivable in Spain. In connection with the agreement, the Company is maintaining $2.0 million as collateral in an unrestricted account. As of June 30, 1996, the subsidiary had borrowings of $2.1 million under the agreement.

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

         During May 1996, the Company filed a registration statement with the Securities and Exchange Commission for the issuance of 2.5 million shares of the Company's common stock. In June 1996, the Company withdrew its plan to issue such shares because of a decline in the Company's stock price and general instability in the stock market for biotech and biopharmaceutical companies.

         In June 1996, one of the Company's warrant holders exercised a warrant for 232,941 shares of the Company's common stock for $1,125,000 ($4.83 per share).

         NeXstar Pharmaceuticals believes that the anticipated revenues from sales of its existing products, together with the Company's existing cash, should permit the Company to implement currently planned research and development programs and marketing and manufacturing activities and to otherwise finance its operations for several years. However, the Company believes that it is prudent to augment existing cash whenever market conditions are favorable and is currently exploring alternatives for borrowing funds which are secured by the Company's accounts receivable. There can be no assurance that increased costs associated with developing and obtaining regulatory approval of any future drugs or other currently unanticipated expenses will not require NeXstar Pharmaceuticals to access the capital markets in the near future. Such capital may be raised through additional public or private financing, as well as collaborative relationships, borrowings and other available sources. The Company's future capital requirements will be substantial and will depend on, and could increase as a result of, many factors, including progress of the Company's research, drug discovery and development programs, whether the Company acquires interests in products currently held by third parties, the results and costs of preclinical and clinical testing of the Company's products, if developed, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, payments received under collaborative agreements, changes in collaborative research relationships, the costs associated with potential commercialization of its products, if any, including the development of additional manufacturing, marketing and sales capabilities, the cost and availability of third-party financing for capital expenditures and administrative and legal expenses. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of the Company, dilution to then existing stockholders may result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs or commercialization efforts or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available. In the course of its business, the Company evaluates products and technologies held by third parties which, if acquired, could result in the development of product candidates by the Company or which complement technologies currently being developed by the Company. The Company expects from time to time to be involved in discussions with other entities concerning the Company's potential acquisition of rights to additional pharmaceutical products. In the event that the Company acquires such products or third-party technologies, the Company may find it necessary or advisable to obtain additional funding.

RECENT EVENT

         During July 1996, the Company finalized a revised lease for the Company's executive offices located in Boulder, Colorado. Under the revised lease, the amount of space, which also includes research laboratories, was increased from approximately 45,000 square feet to approximately 60,000 square feet. The lease expires in 2001 and can be renewed at the option of the Company for two successive five-year periods.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Management's Discussion and Analysis of Financial Condition and Results Of Operations--Patent Matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to the stockholders for approval at the Company's Annual Meeting of Stockholders held on May 29, 1996. The total number of shares present, in person or by proxy, and entitled to vote at the annual meeting was 17,943,715. For each proposal, the number of shares voting for and against, the number of shares abstaining, if any, and the number of broker non-votes, if any, are set forth below:

1. The election of seven directors to serve until the next annual meeting and until their successors have been elected and qualified. The following persons were elected as directors of the Company and received the number of votes set forth below:

Directors                                                 For                         Withheld
- ---------                                                 ---                         --------
Lawrence M. Gold, Ph.D.                                17,613,166                     330,549
John D. Baldeschwieler, Ph.D.                          17,634,388                     309,327
James A. Eskridge                                      17,621,761                     321,954
David I. Hirsh, Ph.D.                                  17,631,513                     312,202
Patrick J. Mahaffy                                     17,631,969                     311,746
Rodman W. Moorhead, III                                17,632,053                     311,662
Carl F. Pollard                                        17,633,628                     310,087

2. The amendment of the Company's 1993 Incentive Stock Plan to limit the number of shares of the Company's common stock which any person may receive in any year to 200,000; provided that, the Company may make an additional option grant of up to 200,000 shares to a newly hired person:

         For:                                    17,541,787
         Against:                                   102,753
         Abstain:                                    29,120
         Non-vote:                                  270,055

3. The amendment of the 1994 NeXstar Pharmaceuticals, Inc. Employee Stock Purchase Plan to increase the number of shares of the Company's common stock reserved for issuance by 300,000:

         For:                                    17,396,649
         Against:                                   248,628
         Abstain:                                    28,383
         Non-vote:                                  270,055

4.       The approval of the Company's 1995 Director Option Plan:

         For:                                    16,642,164
         Against:                                   981,046
         Abstain:                                    50,450
         Non-vote:                                  270,055

5. The approval of an increase in the authorized shares of the Company's common stock by 15 million and the amendment and restatement of the Company's Amended and Restated Certificate of Incorporation to eliminate five series of preferred stock:

         For:                                    17,244,447
         Against:                                   614,450
         Abstain:                                    27,246
         Non-vote:                                   57,572

6. The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1996:

         For:                                    17,907,697
         Against:                                    14,821
         Abstain:                                    21,197

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      EXHIBITS

                 3.1 Registrant's Second Amended and Restated Certificate of Incorporation (previously filed, on May 29, 1996, in the exhibits to the Registrant's Registration Statement on Form S-3 (File No. 333-04653), which exhibit is incorporated by reference herein).

                 4.1 Registrant's Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to this Report).

                 10.1 Industrial Real Estate Lease, dated July 1, 1996, by and between Wilderness Place, Ltd. and the Registrant.

                 10.2 Loan Agreement, dated as of June 28, 1996, by and between the Registrant and The Sumitomo Bank, Limited.

                 27.1     Registrant's Financial Data Sheet.

                 (b)      REPORTS ON FORM 8-K

                 1. On April 10, 1996, the Company filed a report on Form 8-K, which reported the April 8, 1996 approval by the U.S. Food and Drug Administration of DaunoXome, the Company's liposomal formulation of daunorubicin, for first line treatment of Kaposi's sarcoma.

                 2. On June 21, 1996, the Company filed a report on Form 8-K, which reported the current status of the Company's legal dispute involving U.S. Patent 4,880,635 of The Liposome Company.

                 3. On July 8, 1996, the Company filed a report on Form 8-K, which reported that on June 24, 1996, the Company announced that it was withdrawing its plan to issue an additional 2.5 million shares of its common stock in a public offering.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NEXSTAR PHARMACEUTICALS, INC.



Dated: August 13, 1996          By:  /s/ PATRICK J. MAHAFFY
                                   -------------------------
                                     Patrick J. Mahaffy
                                     President and Chief
                                     Executive Officer


                                By:  /s/ MICHAEL E. HART
                                   -------------------------
                                     Michael E. Hart
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)

                                 EXHIBIT INDEX


                                                                                                        Sequentially
Exhibit                                                                                                   Numbered
Number                                             Description                                              Page
- ------                                             -----------                                           ----------
3.1            Registrant's Second Amended and Restated Certificate of Incorporation
               (previously filed, on May 29, 1996, in the exhibits to the Registrant's Registration
               Statement on Form S-3 (File No. 333-04653), which exhibit is incorporated by reference herein).

4.1            Registrant's Second Amended and Restated Certificate of Incorporation (filed as
               Exhibit 3.1 to the Report).

10.1           Industrial Real Estate Lease, dated July 1, 1996, by and between Wilderness Place,
               Ltd. and the Registrant.

10.2           Loan Agreement, dated as of June 28, 1996, by and between the Registrant and The
               Sumitomo Bank, Limited.

27.1           Registrant's Financial Data Sheet.