Form 10-Q
period 1996-09-30
NEXSTAR PHARMACEUTICALS INC
filed 1996-11-13
CIK 915359

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ---------------------

                                   FORM 10-Q


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM      TO


                               --------------

                         Commission file number 0-23012


                         NEXSTAR PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


                               --------------


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


                               --------------


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


The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of October 31, 1996 was 26,369,431.

                         NEXSTAR PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets -- September 30, 1996 and
     December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

     Condensed Consolidated Statements of Operations -- Three and Nine
     Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . 4

     Condensed Consolidated Statements of Cash Flows -- Nine Months
     Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . 5

     Notes to Condensed Consolidated Financial Statements  . . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of  Operations . . . . . . . . . . . . . . . . . . . . 9


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         NEXSTAR PHARMACEUTICALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              September 30,     December 31,
                                                                   1996             1995
                                                              -------------    -------------
                                                               (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                 $  20,803,000    $  20,893,000
    Marketable securities                                        22,455,000        5,841,000
    Accounts receivable                                          27,783,000       18,315,000
    License fee receivable                                        6,300,000             --
    Inventories                                                  14,401,000        9,469,000
    Prepaid expenses and other                                    2,257,000        1,948,000
                                                              -------------    -------------
Total current assets                                             93,999,000       56,466,000

Equipment and leasehold improvements at cost - net of
    accumulated depreciation and amortization                    43,088,000       43,001,000
Investments in life science enterprises                           3,950,000        3,950,000
Patent and trademark costs, net of accumulated amortization       4,399,000        3,732,000
Purchased technology, net of accumulated amortization             2,261,000        3,015,000
Other noncurrent assets                                           1,684,000        2,285,000
                                                              -------------    -------------
Total assets                                                  $ 149,381,000    $ 112,449,000
                                                              =============    =============

Liabilities and stockholders' equity
Current liabilities:
    Short-term borrowings                                     $  10,251,000    $   3,500,000
    Accounts payable                                              6,682,000        6,789,000
    Accrued compensation and employee benefits                    3,389,000        2,805,000
    Other accrued expenses                                        4,152,000        3,890,000
    Long-term obligations due within one year                     7,249,000        4,313,000
                                                              -------------    -------------
Total current liabilities                                        31,723,000       21,297,000
Long-term obligations due after one year                         14,952,000        9,848,000

Commitments and contingencies

Stockholders' equity:
Common stock                                                        264,000          244,000
Additional paid-in capital                                      213,171,000      184,290,000
Deferred compensation                                              (147,000)        (235,000)
Accumulated deficit                                            (110,582,000)    (102,995,000)
                                                              -------------    -------------
Total stockholders' equity                                      102,706,000       81,304,000
                                                              -------------    -------------
Total liabilities and stockholders' equity                    $ 149,381,000    $ 112,449,000
                                                              =============    =============




See notes to condensed consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       Three Months Ended             Nine Months Ended
                                                         September 30,                   September 30,
                                                  ---------------------------    ----------------------------
                                                      1996           1995            1996            1995
                                                  ------------   ------------    ------------    ------------

Revenues:
    Product revenues                              $ 20,963,000   $ 14,986,000    $ 58,888,000    $ 41,149,000
    License fee                                      7,000,000           --         7,000,000            --
    Collaborative agreements and contracts             375,000        885,000       1,311,000       2,354,000
    Interest income                                    502,000        431,000       1,348,000       1,433,000
                                                  ------------   ------------    ------------    ------------
Total revenues                                      28,840,000     16,302,000      68,547,000      44,936,000
                                                  ------------   ------------    ------------    ------------

Expenses:
    Cost of goods sold                               4,821,000      3,387,000      13,075,000       8,853,000
    Research and development                         9,845,000      8,540,000      30,514,000      25,762,000
    Selling, general and administrative             10,200,000      7,285,000      30,595,000      21,883,000
    Purchased research and development                    --       11,824,000            --        11,824,000
    Interest expense                                   517,000        293,000       1,073,000         907,000
                                                  ------------   ------------    ------------    ------------
Total expenses                                      25,383,000     31,329,000      75,257,000      69,229,000
                                                  ------------   ------------    ------------    ------------

Income (loss) before provision for income taxes      3,457,000    (15,027,000)     (6,710,000)    (24,293,000)
Provision for income taxes                             711,000         69,000         877,000         180,000
                                                  ------------   ------------    ------------    ------------

Net income (loss)                                 $  2,746,000   $(15,096,000)   $ (7,587,000)   $(24,473,000)
                                                  ============   ============    ============    ============

Net income (loss) per share                       $       0.10   $      (0.64)   $      (0.29)   $      (1.06)
                                                  ============   ============    ============    ============

Shares used in computing
    net income (loss) per share                     28,130,000     23,407,000      25,913,000      23,139,000
                                                  ============   ============    ============    ============





See notes to condensed consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                  Nine Months Ended
                                                                    September 30,
                                                            ----------------------------
                                                                1996            1995
                                                            ------------    ------------
Operating activities
Net loss                                                    $ (7,587,000)   $(24,473,000)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                            8,740,000       7,049,000
      Compensation expense related to grant
        of options and sales of stock, including
        amortization of deferred compensation                     88,000          88,000
      License fee receivable                                  (6,300,000)           --
      Purchased research and development                            --        11,824,000
      Other                                                       56,000        (193,000)
      Changes in operating assets and liabilities:
        Accounts receivable                                   (9,457,000)     (3,064,000)
        Inventories                                           (4,932,000)     (4,858,000)
        Prepaid expenses and other                              (309,000)        471,000
        Other noncurrent assets                                 (187,000)           --
        Short-term borrowings                                  6,751,000         550,000
        Accounts payable                                         681,000         400,000
        Accrued compensation and employee benefits               580,000         637,000
        Other accrued expenses                                   195,000      (1,098,000)
                                                            ------------    ------------
Net cash used in operating activities                        (11,681,000)    (12,667,000)

Investing activities
Maturities (purchases) of marketable securities, net         (16,614,000)     25,358,000
Additions to equipment and leasehold improvements             (8,458,000)     (7,663,000)
Deletions to deposits                                               --         5,631,000
Deletions to investments in life science enterprises, net           --           321,000
Additions to patent costs                                       (982,000)       (617,000)
Deletions to other noncurrent assets                             700,000         242,000
                                                            ------------    ------------
Net cash provided by (used in) investing activities          (25,354,000)     23,272,000

Financing activities
Proceeds from sale-leaseback transactions                      2,028,000       1,753,000
Payments on capital lease obligations                         (3,194,000)     (2,565,000)
Proceeds from issuance of long-term debt                      10,000,000            --
Repayments on long-term debt                                    (794,000)           --
Proceeds from sale of common stock, net of offering costs     28,905,000       1,065,000
                                                            ------------    ------------
Net cash provided by financing activities                     36,945,000         253,000
                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents             (90,000)     10,858,000
Cash and cash equivalents at beginning of period              20,893,000       7,605,000
                                                            ------------    ------------
Cash and cash equivalents at end of period                  $ 20,803,000    $ 18,463,000
                                                            ============    ============

See notes to condensed consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 1: Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2: Inventories

        Inventories are summarized as follows:

                          September 30, 1996   December 31, 1995
                          ------------------   -----------------
        Finished Goods        $ 3,277,000          $2,804,000
        Work in Process         8,619,000           4,846,000
        Raw Materials           2,505,000           1,819,000
                              -----------          ----------
                              $14,401,000          $9,469,000
                              ===========          ==========


NOTE 3: Patent Matters

        On May 17, 1993, the Company filed a complaint in the United States District Court for the District of Delaware against The Liposome Company ("TLC") asking the court to declare U.S. Patent No. 4,880,635 (the "TLC '635 Patent") owned by TLC invalid, unenforceable and not infringed following allegations by TLC that the freeze drying of AmBisome infringes the TLC '635 Patent. The United States District Court for the District of Delaware stayed the lawsuit pending the outcome of a reexamination of the TLC '635 Patent instituted by TLC in the U.S. Patent and Trademark Office ("USPTO"). On July 2, 1996, certain amended claims were allowed by the USPTO. The stay was lifted on July 11, 1996 and an amended complaint was filed by the Company on July 29, 1996. On August 16, 1996, TLC answered the amended complaint and filed a counterclaim against the Company for damages and an injunction based on infringement of the reexamined patent. Trial is currently scheduled for October 1997.

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

        In addition, the Company has opposed the grant to TLC of the European and Japanese patents that are counterparts of the TLC '635 patent. The European opposition is scheduled to be heard in the European Patent Office ("EPO") in February 1997. At the opposition hearing, the EPO will rule on the validity of all of the European Union counterparts to the TLC '635 Patent. TLC initiated legal actions against the Company on

        October 18, 1996 in the Chancery Division of the Patents Court in the United Kingdom, on November 4, 1996 in the Regional Court of The Hague, The Netherlands and on October 18, 1996 in the Regional Court -- Dusseldorf in Germany for alleged infringement of the respective national counterparts to the TLC '635 Patent. In connection with each suit, TLC is seeking an injunction and damages. The Company anticipates that TLC may bring additional actions against the Company in connection with its other European counterparts to the TLC '635 Patent and, even if the EPO determines that the European counterparts to the TLC '635 Patent are invalid, TLC may pursue its European patent suits pending an appeal of the EPO's decision.

        If the U.S. or a European court were to determine that the TLC '635 Patent or one of its European counterparts, as applicable, is both valid and infringed as a result of the freeze drying of AmBisome, the Company could be enjoined from using its method of manufacturing and/or could be required to pay damages in connection with sales in the applicable country or countries. In such event, the Company could experience interruption in its ability to produce AmBisome and/or incur significant royalty obligations. In addition, the expense of litigation is expected to be significant regardless of the outcome.

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

NOTE 6: Commitments and Contingencies

        In September 1996, NeXstar Pharmaceuticals and Sumitomo Pharmaceuticals ("Sumitomo") entered into an agreement (the "Sumitomo License") pursuant to which Sumitomo will develop and market AmBisome in Japan. Under the terms of the Sumitomo Agreement, Sumitomo paid the Company an initial $7 million licensing fee (less withholding taxes of $700,000) in October 1996. Sumitomo also is required to make additional payments to the Company if certain clinical and commercial milestones are met and to pay the Company royalties on all Japanese sales.

        In September 1996, the Company amended and restated an unsecured line of credit (the "Line of Credit") to increase the amount which the Company is permitted to borrow up to $7 million. As of September 30, 1996, the Company had borrowings of $7 million under the Line of Credit which expires on November 30, 1996. The Company currently is negotiating a new line of credit to replace the Line of Credit.

        In June 1996, the Company entered into a term loan agreement for $10 million (the "Loan Agreement"). The Loan Agreement is being repaid in 48 monthly installments with the first repayment having been made in July 1996. As of September 30, 1996, the Company had borrowings of $9.4 million under the Loan Agreement. The Loan Agreement requires the Company to meet certain financial covenants, including maintaining net cash, cash equivalents and/or investment grade securities equal to the outstanding principal loan balance plus $10 million of which an amount of cash, cash equivalents and/or investment grade securities equal to the outstanding principal loan balance plus three months' interest thereon must be maintained in an unrestricted account. The Company currently is in compliance with such covenants.

        In May 1996, the Company's Spanish subsidiary entered into an agreement in connection with which the subsidiary may borrow up to 500 million Spanish Pesetas (approximately $3.9 million) with such borrowing being secured by the subsidiary's accounts receivable in Spain. In connection with the agreement, the Company is maintaining $2.0 million as collateral in an unrestricted account. As of September 30, 1996, the subsidiary had borrowings of $3.0 million under the agreement.

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

        In August 1996, the Company entered into a sublease for approximately 32,000 square feet of office space in Boulder, Colorado near its current executive offices. The space will be used for additional executive office space and the lease expires in July 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        NeXstar Pharmaceuticals is a leading biopharmaceutical company engaged in the discovery, development, manufacture and marketing of proprietary products to treat life-threatening and other serious diseases.

        The Company currently markets AmBisome, a liposomal formulation of amphotericin B, for the treatment of life-threatening fungal infections when conventional treatment fails and DaunoXome, a liposomal formulation of the anticancer agent daunorubicin, which is used as a first line cytotoxic therapy for the treatment of advanced, HIV-associated Kaposi's sarcoma ("KS"). The Company has relied on sales of AmBisome in Europe for a significant portion of its product revenues and expects sales of AmBisome in Europe to account for a majority of its revenues in 1996. AmBisome has been approved for sale by the regulatory authorities in 24 countries for the treatment of life-threatening fungal infections, including four countries in which it has been approved as a primary therapy. Sales in Germany, the U.K., Italy and Spain together accounted for 58% and 56% of AmBisome revenues for the three months and nine months ended September 30, 1996, respectively. In November 1996, the Company filed a New Drug Application with the U.S. Food and Drug Administration (the "FDA") for the use of AmBisome as a primary treatment for confirmed and presumptive fungal infections and visceral leishmaniasis and as treatment of fungal infections refractory to amphotericin B treatment. In April 1996, the Company received approval for DaunoXome as a first line treatment for KS from the FDA and formally launched the drug in the U.S. on May 1, 1996. In addition, DaunoXome has been approved for sale as a primary therapy for KS in Canada and 15 Western European countries (including France where approval was received in August
1996). KS is a cancer which occurs in approximately 8-10% of AIDS patients and which can be fatal if left untreated. Revenue growth will be substantially dependent upon increased penetration of existing markets, establishing new markets, development of new indications for AmBisome and DaunoXome and introduction of new products.

        In October 1996, the Company's IND filing was approved by the FDA for MiKasome, the Company's liposomal formulation of amikacin, a potent aminoglycoside antibiotic that is employed against bacterial infections. The Company is currently initiating Phase I clinical trials for MiKasome in the U.S. In addition, the Company is testing VincaXome, a tumor targeting liposomal formulation containing the anticancer drug vincristine, and SELEX process-derived compounds discovered by the Company. If the results from such tests are positive, the Company anticipates filing an IND application for VincaXome and/or at least one SELEX process-derived compound in the United States in 1997 or early 1998.

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

        Certain statements set forth above with respect to filing IND's for the Company's products constitute "forward-looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause the Company's filings to be significantly delayed or cancelled. Such factors include, among other things: (i) delays in obtaining clinical or test results;
(ii) changes in policies of
regulatory authorities; (iii) inconclusive, varying or negative data from experiments or clinical studies; and (iv) changes in strategies or deployment of resources by the Company.

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 1996

        Product revenues increased 40% and 43% to $21.0 million and $58.9 million for the three months and nine months ended September 30, 1996, respectively, from $15.0 million and $41.1 million for the corresponding periods in 1995, respectively, primarily due to increased unit sales of AmBisome in existing markets. Sales of DaunoXome, which was initially approved in the U.S. during the second quarter of 1996, totaled $1.1 million and $2.5 million for the three months and nine months ended September 30, 1996, respectively.

        During the three months ended September 30, 1996, the Company recorded as revenue an initial $7 million licensing fee in connection with the Sumitomo License. Payment of the $7 million licensing fee (less withholding taxes of $700,000) was received in October 1996. See "Note 6: Commitments and Contingencies" to the Notes to Condensed Consolidated Financial Statements.

        Collaborative and contract agreement revenues decreased to $375,000 and $1.3 million for the three months and nine months ended September 30, 1996, respectively, compared to $885,000 and $2.4 million for the three months and nine months ended September 30, 1995, respectively. Collaborative and contract agreement revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and performance of contract benchmarks. Certain of the Company's collaborative research agreements with corporate partners, which provided revenues for the Company during 1995, have expired or been terminated.

        Interest income increased to $502,000 for the three months ended September 30, 1996 compared to $431,000 for the three months ended September 30, 1995 and decreased to $1.3 million for the nine months ended September 30, 1996 compared to $1.4 million for the corresponding period in 1995. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

        Cost of goods sold was $4.8 million, or 23% of product revenue, and $13.1 million, or 22% of product revenue, for the three months and nine months ended September 30, 1996, respectively, compared to $3.4 million, or 23% of product revenue, and $8.9 million, or 22% of product revenue, for the three months and nine months ended September 30, 1995, respectively. The increase in cost of goods sold was primarily due to increased sales of AmBisome and DaunoXome. Cost of goods sold consists primarily of raw materials, allocations of overhead, labor and equipment costs and charges associated with lyophilization services provided by outside vendors.

        Research and development expenses increased 15% and 18% to $9.8 million and $30.5 million for the three months and nine months ended September 30, 1996, respectively, compared to $8.5 million and $25.8 million for the three months and nine months ended September 30, 1995, respectively. The increase in research and development expenses is primarily attributable to increased product development and research activities (including an increase in personnel as a result of the acquisition of Supragen, Inc. in September 1995). Included in the research expenses are $297,000 and $873,000 for the three months and nine months ended September 30, 1996, respectively, that were sponsored by third parties. Research and development expenses consist primarily of salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel, consultants, supplies, occupancy costs and depreciation of laboratory equipment and facilities. The Company expects research and development expenses, including those for clinical trials, to continue to increase as personnel and research and development facilities are expanded.

        Selling, general and administrative expenses increased 40% and 40% to $10.2 million and $30.6 million for the three months and nine months ended September 30, 1996, respectively, compared to $7.3 million and $21.9 million for the three months and nine months ended September 30, 1995, respectively. The increase primarily relates to the expansion of the Company's marketing efforts, in particular, in connection with the launch of DaunoXome and the expansion of the Company's international operations and increased litigation costs in connection with the TLC '635 Patent and its European and Japanese counterparts. The Company recognized foreign exchange gains/(losses) of ($64,000) and ($291,000) for the three months and nine months ended September 30, 1996, respectively, compared to ($177,000) and $411,000 for the corresponding periods in 1995.

        Interest expense increased to $517,000 and $1.1 million for the three months and nine months ended September 30, 1996, respectively, from $293,000 and $907,000 for the three months and nine months ended September 30, 1995, respectively. The increase was primarily due to interest payable under the term loan agreement for $10 million entered into by the Company in June 1996. See "Note 6: Commitments and Contingencies" to the Notes to Condensed Consolidated Financial Statements.

        The Company reported net income of $2.7 million, or $0.10 per share, and a net loss of $7.6 million, or $0.29 per share, for the three months and nine months ended September 30, 1996, respectively, compared to net losses of $15.1 million, or $0.64 per share, and $24.5 million, or $1.06 per share, for the three months and nine months ended September 30, 1995, respectively. The losses for the three and nine months ended September 30, 1995 relate in part to an $11.8 million expense for purchased research and development in connection with the Company's acquisition of Supragen, Inc.

Patent Matters

        On May 17, 1993, the Company filed a complaint in the United States District Court for the District of Delaware against The Liposome Company ("TLC") asking the court to declare U.S. Patent No. 4,880,635 (the "TLC '635 Patent") owned by TLC invalid, unenforceable and not infringed following allegations by TLC that the freeze drying of AmBisome infringes the TLC '635 Patent. The United States District Court for the District of Delaware stayed the lawsuit pending the outcome of a reexamination of the TLC '635 Patent instituted by TLC in the U.S. Patent and Trademark Office ("USPTO"). On July 2, 1996, certain amended claims were allowed by the USPTO. The stay was lifted on July 11, 1996 and an amended complaint was filed by the Company on July 29, 1996.
On August 16, 1996, TLC answered the amended complaint and filed a counterclaim against the Company for damages and an injunction based on infringement of the reexamined patent. Trial is currently scheduled for October 1997.

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

        In addition, the Company has opposed the grant to TLC of the European and Japanese patents that are counterparts of the TLC '635 patent. The European opposition is scheduled to be heard in the European Patent Office ("EPO") in February 1997. At the opposition hearing, the EPO will rule on the validity of all of the European Union counterparts to the TLC '635 Patent. TLC initiated legal actions against the Company on October 18, 1996 in the Chancery Division of the Patents Court in the United Kingdom, on November 4, 1996 in the Regional Court of The Hague, The Netherlands and on October 18, 1996 in the Regional Court -- Dusseldorf in Germany for alleged infringement of the respective national counterparts to the TLC '635 Patent. In connection with each suit, TLC is seeking an injunction and damages. The Company anticipates that TLC may bring additional actions against the Company in connection with its other European counterparts to the TLC '635 Patent and, even if the EPO determines that the European counterparts to the TLC '635 Patent are invalid, TLC may pursue its European patent suits pending an appeal of the EPO's decision.

        If the U.S. or a European court were to determine that the TLC '635 Patent or one of its European counterparts, as applicable, is both valid and infringed as a result of the freeze drying of AmBisome, the Company could be enjoined from using its method of manufacturing and/or could be required to pay damages in connection with sales in the applicable country or countries. In such event, the Company could experience interruption in its ability to produce AmBisome and/or incur significant royalty obligations. In addition, the expense of litigation is expected to be significant regardless of the outcome.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and cash equivalents and marketable securities position at September 30, 1996 was $43.3 million compared to $26.7 million on December 31, 1995. The $16.5 million increase in cash and marketable securities position was primarily the result of the following:

 Net cash used in operating activities                        $(11,681,000)
 Investment in equipment and leasehold improvements             (8,458,000)
 Proceeds from sale-leaseback transactions                       2,028,000
 Payments on capital lease obligations                          (3,194,000)
 Proceeds from issuance of long-term debt                       10,000,000
 Repayment of long-term debt                                      (794,000)
 Proceeds from sale of common stock, net                        28,905,000
 Other                                                            (282,000)
                                                               -----------
                                                               $16,524,000
                                                               ===========

        The Company invests its cash and cash equivalents and marketable securities in interest-bearing investment grade securities.

        The Company's accounts receivable balance at September 30, 1996 was $27.8 million as compared to $18.3 million on December 31, 1995. The growth in receivables was primarily due to increased sales of AmBisome and proportionately increased sales of the Company's products in countries in which payments tend to be slower than the average payment periods historically experienced by the Company. The Company considers the credit risk of its customers taken as a whole to be low. However, payment practices between countries vary significantly and increased sales in countries in which payments tend to be slower, often as a result of the slowness by governmental entities in reimbursing the Company's customers, have in the past and in the future may increase the average length that accounts receivable are outstanding and increase the financial risk of certain of the Company's customers. During September 1996, the Company was granted a security interest in accounts receivable owed to one of the Company's distributors by hospitals in the country in which such distributor operates. The Company continually seeks improvements in its collection process to maximize its cash flow from product sales in a timely manner.

        As of September 30, 1996, the Company's inventory value was $14.4 million compared to $9.5 million as of December 31, 1995 which represents a 52% increase for the period ended September 30, 1996. The increase resulted primarily from an overall increase in inventory to meet product demand. If the Company is successful in increasing its product revenues, the Company expects to gain manufacturing efficiencies from increased production thereby decreasing cost of goods sold per unit of product.

        For the nine months ended September 30, 1996, the Company had proceeds from sales and leaseback transactions of $2.0 million related to the purchase of capital equipment. As of September 30, 1996, $3.0 million was available under equipment lease agreements relating to the lease of manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture and fixtures.

        In September 1996, the Company amended and restated an unsecured line of credit (the "Line of Credit") to increase the amount which the Company is permitted to borrow up to $7 million. As of September 30, 1996, the Company had borrowings of $7 million under the Line of Credit which expires on November 30, 1996. The Company currently is negotiating a new line of credit to replace the Line of Credit.

        In June 1996, the Company entered into a term loan agreement for $10 million (the "Loan Agreement"). The Loan Agreement is being repaid in 48 monthly installments with the first repayment having been made in July 1996.
As of September 30, 1996, the Company had borrowings of $9.4 million under the Loan Agreement. The Loan Agreement requires the Company to meet certain financial covenants, including maintaining net cash, cash equivalents and/or investment grade securities equal to the outstanding principal loan balance plus $10 million of which an amount of cash, cash equivalents and/or investment grade securities equal to the outstanding principal loan balance plus three months' interest thereon must be maintained in an unrestricted account. The Company currently is in compliance with such covenants.

        In May 1996, the Company's Spanish subsidiary entered into an agreement in connection with which the subsidiary may borrow up to 500 million Spanish Pesetas (approximately $3.9 million) with such borrowing being secured by the subsidiary's accounts receivable in Spain. In connection with the agreement, the Company is maintaining $2.0 million as collateral in an unrestricted account. As of September 30, 1996, the subsidiary had borrowings of $3.0 million under the agreement.

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

        NeXstar Pharmaceuticals believes that anticipated revenues, together with the Company's existing cash, should permit the Company to implement currently planned research and development programs and marketing and manufacturing activities and to otherwise finance its current operations. However, the Company believes that it is prudent to augment existing cash whenever market conditions are favorable and is currently exploring alternatives for obtaining funds, including borrowings which are secured by the Company's accounts receivable. There can be no assurance that increased costs associated with developing and obtaining regulatory approval of any current or future drugs or other currently unanticipated expenses will not require NeXstar Pharmaceuticals to access the capital markets in the near future. Such capital may be raised through additional public or private financing, as well as
collaborative relationships, borrowings and other available sources.   In
addition, in the course of its business, the Company evaluates products and technologies held by third parties which, if acquired, could result in the development of product candidates by the Company or which complement technologies currently being developed by the Company. The Company expects from time to time to be involved in discussions with other entities concerning the Company's potential acquisition of rights to additional pharmaceutical products. In the event that the Company acquires such products or third-party technologies, the Company may find it necessary or advisable to obtain additional funding.

        The Company's future capital requirements will be substantial and will depend on, and could increase as a result of, many factors, including progress of the Company's research, drug discovery and development programs, whether the Company acquires interests in products currently held by third parties, the results and costs of preclinical and clinical testing of the Company's products, if developed, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, payments received under collaborative agreements, changes in collaborative research relationships, the costs associated with potential commercialization of its products, if any, including the development of additional manufacturing, marketing and sales capabilities, the cost and availability of third-party financing for capital expenditures and administrative and legal expenses. In particular, the Company expects to have significant cash requirements in the near future as a result of, but not limited to: (i) increased clinical studies which are required in order to expand the indications and markets for AmBisome and DaunoXome; (ii) the cost of obtaining approval for pharmaceuticals which have been and are being developed by the Company, including MiKasome (the Company's liposomal formulation of amikacin, a potent aminoglycoside antibiotic); (iii) the cost of obtaining and equipping new facilities; and (iv) increased costs in connection with the Company's litigation involving the TLC '635 Patent and its European and Japanese counterparts. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of the Company, dilution to then existing stockholders may result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs or commercialization efforts or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

RECENT EVENT

        In November 1996, the Company entered into a lease for approximately 9,815 square feet of office space in Boulder, Colorado near its current executive offices. The space is expected to be used for additional scientific labs. The lease expires in November 2001, but the Company has an option to renew the lease for an additional three years.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        See Management's Discussion and Analysis of Financial Condition and Results Of Operations--Patent Matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBITS

        10.1 Sublease Agreement, dated July 31, 1996, between Sybase, Inc. and the Registrant.

        10.2 Lease Agreement, dated November 6, 1996, between Avalon Investment Company and the Registrant.

        11.1   Statement re computation of per share earnings.

        27.1   Registrant's Financial Data Sheet.

        (b)    REPORTS ON FORM 8-K

        1. On July 8, 1996, the Company filed a report on Form 8-K, which reported that on June 24, 1996, the Company announced that it was withdrawing its plan to issue an additional 2.5 million shares of its common stock in a public offering.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NEXSTAR PHARMACEUTICALS, INC.



Dated: November 13, 1996        By:  /s/PATRICK J. MAHAFFY
                                     ------------------------------------------
                                     Patrick J. Mahaffy
                                     President and Chief
                                     Executive Officer


Dated: November 13, 1996        By:  /s/MICHAEL E. HART
                                     ------------------------------------------
                                     Michael E. Hart
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)

                                 EXHIBIT INDEX


                                                                   Sequentially
Exhibit                                                              Numbered
Number                   Description                                    Page
------                   -----------                                 ----------
10.1    Sublease Agreement, dated July 31, 1996, between Sybase, Inc.
        and the Registrant.

10.2    Lease Agreement, dated November 6, 1996, between Avalon
        Investment Company and the Registrant.

11.1    Statement re computation of per share earnings.

27.1    Registrant's Financial Data Sheet.