Form 10-K
period 1996-12-31
NEXSTAR PHARMACEUTICALS INC
filed 1997-03-28
CIK 915359

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                             ---------------------
(Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                         Commission File Number 0-23012

                         NEXSTAR PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

                    DELAWARE                                        84-1173453
            (State of incorporation)                   (I.R.S. Employer Identification No.)

             2860 WILDERNESS PLACE                                    80301
               BOULDER, COLORADO                                    (Zip Code)
    (Address of principal executive offices)

                 REGISTRANT'S TELEPHONE NUMBER: (303) 444-5893
                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per share
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No
                                                  ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 24, 1997, was $185,889,019.

     The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of March 24, 1997, was 26,430,896.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                 PART(S) INTO
                          DOCUMENT                            WHICH INCORPORATED
                          --------                            ------------------
Proxy Statement to be used in connection with the Annual           Part III
Meeting of Stockholders to be held May 28, 1997 (the "Proxy
Statement"). With the exception of the pages of the Proxy
Statement specifically incorporated by reference herein, the
Proxy Statement is not deemed to be filed as a part of this
Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     NeXstar Pharmaceuticals, Inc., a Delaware corporation ("NeXstar Pharmaceuticals" or the "Company"), is a leading biopharmaceutical company engaged in the discovery, development, manufacture and marketing of proprietary pharmaceutical products to treat life-threatening and other serious diseases. NeXstar Pharmaceuticals employs a broad range of proprietary technologies in the discovery and formulation of pharmaceutical products, including the Company's liposome drug delivery technology; a powerful proprietary combinatorial chemistry technology, known as the SELEX process, that rapidly identifies novel oligonucleotide compounds with potential therapeutic and diagnostic benefits; and the Parallel SELEX process, designed to rapidly discover small organic molecules to serve as orally available drugs. The Company's technologies have already produced two approved drugs and several drug candidates that are in clinical or preclinical development and have provided the basis for a significant pipeline of developmental drug candidates.

     Currently, the Company markets AmBisome, an antifungal agent, and DaunoXome, an anticancer drug, which had combined 1996 revenues of $80.2 million compared to 1995 revenues of $57.8 million. AmBisome has been approved for sale by the regulatory authorities in 25 countries, including four countries in which it has been approved as a primary therapy. In November 1996, a New Drug Application ("NDA") was submitted to the U.S. Food and Drug Administration (the "FDA") for the use of AmBisome in the United States as a primary treatment for confirmed and presumptive fungal infections, prophylaxis in liver transplant patients, empiric therapy in neutropenic patients and visceral leishmaniasis and as a secondary treatment for fungal infections refractory to amphotericin B treatment. DaunoXome has been approved for sale as a primary therapy for HIV-associated Kaposi's sarcoma in 18 countries, including the United States, Canada and most significant European markets. The Company is also conducting clinical trials with a third product, the antibiotic MiKasome, for use in serious gram-negative and mycobacterial infections. The Company's fourth liposomal product, the anticancer drug VincaXome, is in the preclinical development stage.

     Each of AmBisome, DaunoXome, MiKasome and VincaXome was developed using the Company's liposomal technology. Liposomes are subcellular-sized spheres composed primarily of molecules called phospholipids. By encapsulating in liposomes certain drugs that in their free state are dosed at, or close to, toxic levels, it is possible to increase the therapeutic index of the active drug (i.e., to increase the efficacy of the active drug relative to the severity of its side effects).

     The Company utilizes two other powerful proprietary technologies for drug discovery and delivery. The first, a proprietary combinatorial chemistry technology, is known as the SELEX process. The SELEX process can rapidly identify novel oligonucleotide compounds with potential therapeutic and diagnostic benefits. After selection of a disease target (e.g., a cancer causing growth factor), the SELEX process can rapidly identify (in weeks or months rather than years) oligonucleotide compounds (also referred to as aptamers) with a high affinity for the specified disease target and therefore potential use as a drug candidate.

     The Company has tested SELEX process-derived aptamers against numerous disease targets since the Company's inception and currently has various aptamers (or potential drug candidates) resulting from SELEX process experiments in the research and early preclinical/preclinical development stages. In particular, using the SELEX process, the Company has identified a number of aptamer antagonists to cancer and other disease causing growth factors, including an antagonist to vascular endothelial growth factor ("VEGF") (VEGF contributes to disease progression by inducing the formation of blood vessels associated with the particular disease state) and an inhibitor to platelet-derived growth factor ("PDGF") (PDGF appears to be a causative factor in certain cancers and other proliferative diseases). Through the SELEX process, the Company has also identified aptamers that recognize and inhibit the activity of L-selectin and P-selectin (cell surface receptors thought to be involved in inflammation and reperfusion injury).

     The Company's other proprietary drug discovery process is known as the Parallel SELEX process. The Parallel SELEX process is designed to rapidly identify small organic molecules intended to serve as orally available drugs. The potential advantages of the Parallel SELEX process as compared to current combinatorial chemistry drug-discovery methodologies include: tagging chemistries are not necessary, high reaction yields are not required and laborious screening steps are avoided.

     The Company also has developed a new proprietary technology called Product Anchored Sequential Synthesis ("PASS"), which is a new method for synthesizing the oligonucleotides (or aptamers) that are the basis for the products being developed by the Company using the SELEX process. The Company's PASS technology is expected to significantly lower the cost of oligonucleotide compounds (fewer raw materials are needed) and improve the chemical reactions needed to create these compounds. These new technologies are a significant improvement over the traditional methods of making oligonucleotides and add to the Company's body of proprietary technology for drug development and delivery.

     NeXstar Pharmaceuticals was formed in 1991 as NeXagen, Inc. On February 21, 1995, the Company was merged (the "Merger") with Vestar, Inc. ("Vestar"), a Delaware corporation founded in 1981, and changed its name to NeXstar Pharmaceuticals, Inc. Prior to the Merger, NeXstar Pharmaceuticals was primarily engaged in the discovery and development of novel oligonucleotide-based pharmaceuticals. As a result of the Merger, the Company combined its drug discovery program and financial resources with Vestar's proprietary drug delivery technology, existing products and product pipeline and Vestar's manufacturing, marketing and regulatory capabilities.

PRODUCTS AND PRODUCT DEVELOPMENT

     The following table summarizes the principal products and certain product development activities of the Company. Except as specifically noted below, all commercial rights to such products are held exclusively by the Company.

      PRODUCT                        INDICATION                                 STATUS
      -------                        ----------                                 ------
LIPOSOMAL PRODUCTS
AmBisome*              Systemic fungal infections               Approved for marketing in 25 countries;
                                                                  submitted as part of NDA to FDA.
                       First line therapy for fungal            Approved for marketing in 4 countries;
                         infections                               submitted as part of NDA to FDA.
                       Prophylaxis in liver transplant          Approved for marketing in 2 countries;
                         patients                                 submitted as part of NDA to FDA.
                       Visceral leishmaniasis                   Approved for marketing in several
                                                                  countries; submitted as part of NDA
                                                                  to FDA.
                       Therapy in neutropenic patients          Submitted as part of NDA to FDA.
                       Treatment of fever of unknown origin     Submitted as part of NDA to FDA;
                         (FUO)                                    confirmatory Phase III clinical trial
                                                                  completed in the U.S.; preliminary
                                                                  results are supportive.
                       Histoplasmosis                           Phase III clinical trial ongoing in the
                                                                  U.S.
DaunoXome              First line therapy for advanced          Approved for marketing in U.S., Canada
                         Kaposi's sarcoma                         and 16 European countries.
                       Non-Hodgkin's lymphoma                   Phase II clinical trials ongoing;
                                                                  preliminary results are supportive.
                       Breast cancer                            Phase II clinical trials ongoing.
                       Multiple myeloma, leukemia, sarcomas,    Phase II clinical trials ongoing as
                         cancers of the prostate, ovary and       single agent and in combination
                         brain                                    chemotherapy.
MiKasome               Serious gram-negative and mycobacterial  Phase I clinical trial ongoing.
                         infections
VincaXome              Cancer of various forms                  Preclinical development.

SELEX PROCESS-DERIVED PRODUCTS
VEGF Aptamers          Macular degeneration, cancer             Preclinical development (all
                                                                  indications).
PDGF Aptamer           Restenosis, fibrosis, cancer             Early preclinical development (all
                                                                  indications).
L-Selectin Aptamers    Inflammation, reperfusion injury         Early preclinical development (all
                                                                  indications).
P-Selectin Aptamers    Inflammation, post-stroke tissue damage  Late research/early preclinical development (all indications).

---------------

* Fujisawa USA, Inc. and the Company co-develop and will, if and when AmBisome is approved, co-promote AmBisome in the United States pursuant to a collaborative relationship. Fujisawa USA, Inc. has sole marketing rights to AmBisome in Canada and Sumitomo Pharmaceuticals Co., Ltd. has marketing rights to AmBisome in Japan.

PRODUCTS AND MARKETS

  AMBISOME

     AmBisome is a liposomal formulation of amphotericin B, a well-established antifungal agent that is effective against a broad spectrum of fungi. NeXstar Pharmaceuticals has received marketing approval for AmBisome as a treatment for life-threatening fungal infections in 25 countries, four of which have granted approval as a first line therapy and the remainder of which have granted approval for use when conventional amphotericin B treatment fails. AmBisome has also been approved as a treatment for visceral leishmaniasis in several countries and is approved in two countries for prophylactic treatment to prevent fungal infection after liver transplantation. The Company is also selling AmBisome through physician purchase requests in several countries that permit special license or named-patient purchases prior to obtaining regulatory approvals. In November 1996, a New Drug Application ("NDA") was submitted to the U.S. Food and Drug Administration (the "FDA") for the use of AmBisome as a primary treatment for confirmed and presumptive fungal infections, prophylaxis in liver transplant patients, empiric therapy in neutropenic patients and visceral leishmaniasis and as a secondary treatment of fungal infections refractory to amphotericin B treatment. Additionally, NeXstar Pharmaceuticals has submitted requests for approval with regulatory authorities in a number of countries worldwide in which AmBisome has not been approved. Regulatory procedures and review times vary from country to country.

     AmBisome was the subject of a joint venture formed in 1987 with Lyphomed Corporation, which was subsequently acquired by Fujisawa USA, Inc. ("Fujisawa"). In August 1991, the Company and Fujisawa dissolved their joint venture and distributed its assets. Under the terms of the dissolution agreement, as later amended, Fujisawa owned the marketing rights for AmBisome in the United States and Canada, and the Company retained the marketing rights in all other territories of the world. Pursuant to an April 1995 amendment to their agreement, the Company and Fujisawa have agreed to co-promote AmBisome in the United States if and when AmBisome is approved. If AmBisome is ultimately approved for commercial sale by the FDA, the Company will manufacture AmBisome for sale in the United States. In addition, the Company will be reimbursed for the cost of the product sold to Fujisawa and will receive 20% of the gross profits from all U.S. sales of AmBisome.

     NeXstar Pharmaceuticals also has licensed the right to develop and market AmBisome in Japan to Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo"). Under the terms of the license, Sumitomo is required to make payments to the Company if certain clinical and commercial milestones are met and to pay the Company royalties on all Japanese sales of AmBisome.

     Product Profile. Amphotericin B, an antifungal agent used to treat a broad spectrum of fungal infections, has been a commonly used drug for the treatment of systemic fungal infections. The clinical usefulness of amphotericin B is limited, however, because serious toxicity can occur at doses that are only marginally effective. NeXstar Pharmaceuticals has used its proprietary technology to develop AmBisome, a liposomal product that incorporates amphotericin B. The maximum tolerated dose of AmBisome in some animal models is up to 75 times that of the free drug, permitting higher daily and cumulative doses of amphotericin B to be delivered to the diseased tissues, while simultaneously greatly reducing the normal acute and chronic toxicity often associated with conventional amphotericin B therapy. NeXstar Pharmaceuticals believes that the increased safety profile of AmBisome is due to a proprietary manufacturing process that tightly binds amphotericin B into the membrane of the liposome, preventing the free drug from escaping into the blood stream.

     AmBisome is sold as a lyophilized (freeze-dried) cake that is easily reconstituted by adding sterilized water and has an approved shelf life in most countries of 30 months. However, some countries which originally approved AmBisome with only a 12-month shelf life have yet to approve the longer period. The Company is in the process of developing new formulations of AmBisome that do not require lyophilization. However, no assurance can be given that any new formulation will receive necessary governmental approvals or will be commercially successful.

     Market. The Company's marketing efforts for AmBisome are primarily directed at patients with systemic fungal infections, including for use as primary and secondary therapy, presumptive fungal infections and as antifungal prophylaxis. Systemic fungal infections are serious infections with a mortality rate of up to 70% and are commonly caused by species of Candida, Aspergillus or Cryptococcus, as well as a variety of less common organisms. These infections can occur in patients whose immune systems have been compromised by other diseases or by the treatment of other medical conditions. The largest population of immune-impaired patients consists of organ/bone marrow transplant patients, heavily treated cancer patients (principally those with leukemias or lymphomas) and AIDS patients. The product is also currently used in a number of countries for the treatment of visceral leishmaniasis and has been demonstrated to be effective against fungi and certain parasites that reside in macrophages.

  DAUNOXOME

     DaunoXome is a liposomal formulation of daunorubicin, a well-characterized and long-used chemotherapeutic agent. The Company has demonstrated in animal studies that its formulation delivers significantly more drug to malignant tumors than do equal doses of the conventional drug. DaunoXome has been approved in the U.S., Canada and 16 European countries as a primary therapy for Kaposi's sarcoma ("KS").

     Product Profile. DaunoXome uses a proprietary tumor targeting technology for delivering daunorubicin into tumor cells. This targeted liposomal delivery system consists of small liposomes that encapsulate the daunorubicin in their internal aqueous space. The size of the liposomes used in DaunoXome was selected, in part, so that the liposomes can escape from circulation through the more porous blood vessels that are generally found in tumors. In animal models, DaunoXome's formulation permits a concentration of the therapeutic agent in tumors of 5 to 10 times the concentration achieved with intravenous administration of the free drug. Animal tests have also demonstrated up to 10 times the efficacy as the equivalent level of daunorubicin in its free drug form. Further, these animal models have demonstrated a substantial reduction in certain toxicities associated with daunorubicin.

     DaunoXome has an approved shelf life of 36 weeks in the United States, 40 weeks in the United Kingdom and between 20 and 26 weeks in most other European countries. While the Company is attempting to obtain a longer shelf life than those currently approved in most European countries, there can be no assurance that the extension of the shelf life will be approved by any European regulatory authority.

     Market. The Company's initial targeted market for DaunoXome has been AIDS patients who suffer from KS, a malignant disease characterized by widely disseminated lesions in the skin, mucous membranes, lymph nodes and viscera. KS occurs in AIDS patients and alternative therapies are limited.

CLINICAL TRIALS, PRECLINICAL TRIALS AND REGULATORY STATUS

     The Company currently has a number of liposomal and SELEX process-derived products in clinical trials or early preclinical development. No assurance can be given that any clinical trials or preclinical development work will result in any commercially successful new drugs, or, in the case of AmBisome and DaunoXome, approval of any additional indications for the drugs.

  AMBISOME

     NeXstar Pharmaceuticals continues to conduct clinical trials with AmBisome in a variety of settings with the aim of expanding the uses of this antifungal drug. The Company has recently concentrated its clinical development of AmBisome on empiric therapy for presumed fungal infections among patients at high risk for such infections, first line therapy of systemic and/or deep fungal infections and prophylaxis against systemic fungal infections following chemotherapy and in patients receiving bone marrow transplantation. Toward these ends, the Company has completed two randomized clinical trials comparing the safety and efficacy of AmBisome to conventional amphotericin B in the empiric treatment of patients with fever of unknown origin (FUO) and severe neutropenia (a low white blood cell count), who have a presumed fungal infection. These patients were receiving intensive chemotherapy or had underlying hematological disease. One clinical trial enrolled adults (134 patients) and the other had pediatric subjects (214 patients). These two clinical trials indicated that AmBisome had an improved safety profile compared with amphotericin B and there was a trend towards improved efficacy for AmBisome.

     The Company has also completed a double-blind, placebo-controlled, randomized clinical trial in 85 patients of the efficacy and safety of AmBisome as prophylaxis following liver transplantation. The clinical trial showed a trend towards improved efficacy for AmBisome compared to amphotericin B.

     Additionally, the Company has completed five clinical trials in which patients with confirmed systemic and/or deep fungal infections were treated with AmBisome. In these trials, the overall fungal eradication rate in patients treated with AmBisome was significantly greater than for amphotericin B, while the clinical success rate was as great as amphotericin B. All of these studies were filed as part of the NDA submitted to the FDA in November 1996.

     A Phase III clinical study conducted by Fujisawa in the U.S. with over 700 extremely ill patients has evaluated the use of AmBisome compared to amphotericin B as empiric therapy in febrile neutropenia. The results of this study are being reviewed and evaluated.

     NeXstar Pharmaceuticals, in conjunction with Fujisawa, is conducting a Phase III clinical trial of AmBisome in the U.S. for the treatment of histoplasmosis. The trial is being monitored and analyzed by the Mycology Study Group of the National Institutes of Health. The European Organization for Research and Treatment of Cancer (EORTC) has offered to perform a multicenter trial of early versus late treatment of febrile neutropenia using AmBisome versus amphotericin B at over 30 sites throughout Europe.

  DAUNOXOME

     The Company is seeking to expand the number of approved indications for DaunoXome using a four-pronged approach. First, the Company has completed clinical trials and is continuing to perform additional studies aimed at optimizing the treatment of KS. The completed clinical trials in KS have evaluated the safety and efficacy of higher dose regimens, the treatment of the pulmonary manifestations of KS and the degree of cardiac toxicity associated with the use of DaunoXome. Additional studies are ongoing or are planned to include the use of DaunoXome as part of combination chemotherapy in KS and further refinement of the dosing regimen to improve both safety and efficacy.

     Second, the Company has embarked on a series of clinical trials aimed at determining the maximum tolerated dose of DaunoXome for different clinical indications. The safety profile of DaunoXome suggests that higher doses of this drug may be tolerated as compared with daunorubicin and other conventional anthracyclines.

     Third, the Company is pursuing an aggressive strategy to gain approval of expanded clinical indications for DaunoXome in a number of well-defined malignancies, especially those in which daunorubicin has established safety and efficacy. These include hematologic malignancies such as lymphoma, leukemia and multiple myeloma as well as a broad range of sarcomas. In addition, the Company, in a Phase II clinical trial, has substituted DaunoXome for doxorubicin in a CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) regimen (COP-X) in the treatment of high grade lymphomas. A COP-X protocol in the United Kingdom has had response rates equivalent to or better than for the CHOP regimen. The Company is currently planning Phase III clinical trials for the use of DaunoXome against non-Hodgkin's lymphomas.

     Finally, the Company is conducting clinical trials with DaunoXome to evaluate the susceptibility of a range of solid tumors, including cancers of the breast, prostate, ovary and brain, to DaunoXome-containing regimens. Overall, the Company is currently supporting the study of DaunoXome by numerous clinical investigators. Many of these investigators are involved in multicenter trials in the indications mentioned above.

  MIKASOME

     MiKasome is a liposomal formulation of amikacin, which is a member of a class of antibiotic compounds called aminoglycosides. To date, the therapeutic use of aminoglycosides has been limited by significant dose-limiting toxicities; specifically, kidney damage and hearing loss. The target product profile for MiKasome, as compared to free amikacin, includes significantly improved safety, extended circulation times, increased penetration to sites of infection and a broader range of antimicrobial activity.

     In October 1996, the FDA approved the Company's Investigational New Drug Application ("IND") for MiKasome. The IND included a Phase I protocol that built upon the results of earlier studies conducted by the Company in Europe. As well, the Company completed a major toxicological and pharmacokinetic study in support of the MiKasome IND prior to submission of the IND. This toxicological and pharmacokinetic study consisted of three dose levels of MiKasome administered repeatedly over a 30-day period in animal models. In this study, MiKasome was found to be safer at higher doses and showed much higher circulation and tissue levels of the drug than free amikacin. There were also several in vitro and in vivo studies conducted during 1996 in support of the MiKasome IND, including models in endocarditis, pneumonia, tuberculosis and other mycobacterial infections. In preclinical studies, the pathogens against which MiKasome has shown at least equivalent, if not improved efficacy compared to free amikacin, are Pseudomonas aeruginosa, Staphylococcus aureus, Klebsiella pneumoniae, Mycobacterium avium complex and Mycobacterium tuberculosis.

     In February 1997, a Phase I clinical trial of MiKasome was initiated. The development plan for MiKasome includes indications in patients with moderate, severe and life-threatening gram-negative bacterial infections including, but not limited to, those infections which are the focus of the first planned Phase II clinical trials (pulmonary exacerbations in cystic fibrosis, hospital-acquired pneumonia, bacterial endocarditis and urinary tract infections), as well as tuberculosis, intra-abdominal infections and osteomyelitis.

  VINCAXOME

     VincaXome is a liposomal formulation of vincristine, an approved anticancer agent that is presently used against several types of cancer, both as a single agent and in combination drug regimens. Vincristine, as with many other cancer chemotherapies, has severe dose-limiting toxicities, the most serious of which is peripheral neuropathy, a side effect which causes numbness and pain in patients' extremities. VincaXome has been shown to have reduced overall toxicity compared to free vincristine in animal studies. Specific studies to evaluate neurotoxicity are being designed.

     During 1996, NeXstar conducted various preclinical efficacy studies with VincaXome. In one study, VincaXome demonstrated activity, in both single dose and multiple dose studies, in inhibiting the growth of metastases in an animal tumor model that was relatively resistant to free vincristine. In another animal model study, VincaXome was shown to have efficacy similar to free vincristine, with some reduction in toxicity, when dosed once per week or once every two weeks. In the same study, VincaXome was shown to be significantly more effective than free vincristine when administered on a once every three weeks dosing schedule.

     The preclinical package needed to support a decision to pursue an IND for VincaXome will continue to be developed during 1997.

  GROWTH FACTOR ANTAGONISTS

     Using its proprietary SELEX process, the Company has identified numerous aptamer antagonists of growth factors. Growth factors are proteins capable of stimulating the growth of various cells and tissues, including tumors and blood vessels. The Company is currently developing aptamer antagonists of several growth factors. The Company's VEGF aptamer antagonists and its PDGF aptamer antagonist have advanced to the stage of preclinical/early preclinical development.

     VEGF APTAMERS. Vascular endothelial growth factor ("VEGF") is a growth factor that promotes the growth of new blood vessels (a process known as angiogenesis). In healthy adults, angiogenesis is rare and tightly controlled. However, in certain pathological conditions, such as macular degeneration and cancer, angiogenesis is believed to contribute to disease progression. In macular degeneration, blood vessels grow in an abnormal manner behind the retina, resulting in a progressive loss of visual acuity and eventual blindness. Recently published reports have implicated VEGF as the major angiogenesis stimulator in the eye. Currently, there is no effective treatment for macular degeneration. In cancer, it is now well established that in order for tumors to grow beyond the size of a few cubic millimeters, there must be simultaneous growth of blood vessels. Inhibitors of angiogenesis (including inhibitors of VEGF) may impair tumor growth. Using its SELEX process, the Company has identified several aptamers that bind to VEGF very tightly, in a manner that inhibits the binding of VEGF to its cell-surface associated receptor, therefore assisting in inhibiting angiogenesis and impairing tumor growth. The Company has developed VEGF binding aptamers with improved pharmacokinetic properties and is currently testing these aptamers in animal models of angiogenesis and tumor growth. The preliminary results from these animal model studies have been encouraging.

     PDGF APTAMER. Platelet-derived growth factor ("PDGF") is a growth factor which promotes the growth of many cells and tissues. Like VEGF, PDGF promotes tumor growth by causing angiogenesis associated with tumors. In addition, and as a consequence of the expression of PDGF receptors on tumor cells, PDGF can be directly responsible for stimulation of tumor cell growth. PDGF appears to be a causative factor in cancer and other proliferative diseases such as restenosis and fibrosis. Using its SELEX process, the Company has identified a specific PDGF binding aptamer that potently inhibits PDGF activity in vitro. The Company is currently testing this PDGF aptamer in animal models of restenosis, fibrosis, cancer and angiogenesis. The preliminary results from these animal model studies have been encouraging.

  SELECTIN INHIBITORS

     Using its proprietary SELEX process, the Company has identified aptamers which inhibit L-selectin mediated activity in vivo and which inhibit P-selectin mediated activity in vitro. Selectins are a family of three closely related cell surface receptors that mediate adhesion between different types of cells. In both normal and disease states the selectins participate in the movement (extravasation) of white blood cells from the blood stream into tissues. Because the extravasation of white blood cells into certain types of tissue may, if uncontrolled, lead to host tissue damage, selectins are thought to play an important role in inflammation and reperfusion injury (inflammation is a natural response to injury; however, if uncontrolled, it can produce reactions which are life threatening). In certain circumstances, such as severe trauma and coronary bypass surgery, experimental evidence supports the theory that white blood cells are involved in much of the cell injury that can trigger multi-organ failure. It is believed that if the attraction of white blood cells to injury sites can be blocked, or at least reduced, by inhibiting the activity of the selectins involved in the extravasation of white blood cells into the injury site, the adverse reactions which lead to cell death and organ failure might be prevented. The Company currently has inhibitors of L-selectin in the early preclinical development stage and inhibitors of P-selectin in the research/early preclinical development stage.

     L-SELECTIN APTAMERS. L-selectin, one of the family of selectins, is found on the surface of white blood cells (also known as leukocytes) and is thought to be involved in the early stages of inflammation. Using its SELEX process, the Company has identified a series of aptamer antagonists of L-selectin. The Company has conducted in vitro experiments that have demonstrated that the Company's L-selectin antagonists bind to L-selectin on the surface of certain white blood cells (at least 10,000-fold more tightly to L-selectin than certain other antagonists and 500-1,000 times less tightly to related cell adhesion molecules). The Company has also conducted in vivo experiments that have demonstrated that in animal models these L-selectin antagonist aptamers are able to bind to leukocyte surfaces and inhibit the L-selectin mediated trafficking of lymphocytes (a type of white blood cell) from the blood stream into tissue. The results of these in vitro and in vivo experiments suggest that in inflammatory reactions, L-selectin mediated leukocyte migration may be blocked by the Company's L-selectin antagonist and life-threatening inflammation and reperfusion injury prevented.

     P-SELECTIN APTAMERS. P-selectin, the second in the family of selectins, like L-selectin, plays a significant role in the movement of white blood cells from the blood stream into tissue and is thought to be involved in the early stages of inflammation. Using its SELEX process, the Company has identified a series of aptamer antagonists of P-selectin. The Company has conducted in vitro experiments that have shown that these P-selectin antagonists have binding affinities for P-selectin that are far greater than carbohydrate-based antagonists and that block P-selectin mediated cell-cell adhesion. The Company is designing animal models to evaluate the in vivo activity of these P-selectin antagonists. If the Company's P-selectin antagonists can inhibit P-selectin mediated migration of leukocytes to the sites of tissue injury, inflammation may be reduced. The primary clinical indication for the Company's P-selectin antagonists is tissue reperfusion injury after a cerebral ischemic event (stroke).

RESEARCH AND DEVELOPMENT

     The Company focuses its research and development activities on its two significant proprietary technologies (the SELEX process and the Parallel SELEX process), on the identification, through these processes, of novel oligonucleotide and small-molecule compounds that have potential as drug candidates and on the development of the most suitable compounds into oncological, immunological, hematological and infectious disease drug candidates. In addition, the Company, in collaboration with other pharmaceutical companies, is pursuing the development of SELEX process-derived oligonucleotide compounds as other commercial products, including diagnostic agents. The Company also conducts research involving its proprietary liposome technology (including the encapsulation of compounds derived from the SELEX process in liposomes). The Company devotes significant efforts to the efficient development of the oligonucleotide compounds that are the basis for the products being developed by the Company using the SELEX process, including the development of the Company's new Product Anchored Sequential Synthesis ("PASS") technology.

  SELEX: SYSTEMATIC EVOLUTION OF LIGANDS BY EXPONENTIAL ENRICHMENT

     GENERAL

     Drug discovery efforts focus on the identification of compounds that can bind and inhibit molecular targets that cause disease. NeXstar Pharmaceuticals has developed and patented a proprietary combinatorial chemistry technology called the SELEX process and is utilizing this process to rapidly identify compounds that bind tightly and selectively to molecular (i.e., disease) targets.

     Complementary shape (sometimes described as a "lock and key") is fundamental to drug discovery research. In searching for potential drug candidates, the scientist is looking for the drug candidate (key) that best fits the disease causing molecular target (lock). In this search, it is advantageous to have a large library of potential drug candidates (keys) to test against the target molecule (to attempt to fit into the lock). In developing effective drug products, it is also advantageous to have a drug candidate that binds tightly to the target molecule and not to other molecules (a drug compound with high affinity binding properties is more likely to be effective at low doses and induce fewer side effects than a drug compound with low affinity for the disease target; high specificity also reduces the likelihood of potential side effects since the drug compound is unlikely to interact with targets not involved in the particular disease). The SELEX process generates an enormous library of oligonucleotide compounds (keys) and then rapidly searches this library of compounds to identify the compounds that bind tightly and with a high degree of specificity to the chosen disease causing molecular target.

     The SELEX process can be used to screen a pool of up to one million billion (10(15)) oligonucleotides and to select from this pool the compounds that have the highest affinity for a specified molecular target. The SELEX process begins by creating in a test tube a pool containing a million billion candidate oligonucleotides (molecules belonging to the same family as DNA and RNA, but modified to resist degradation by DNA- and RNA-destroying enzymes). When this pool is mixed with a molecular (i.e., disease) target whose biological activity is to be altered or inhibited, a small subset of the larger pool binds to this target. The oligonucleotides in this smaller subset are then amplified. The new copies of the surviving candidates form an enriched pool containing more high affinity oligonucleotides than the prior pool. This second generation pool is again exposed to the molecular/disease target and those oligonucleotides with the best binding properties are again selected and amplified. These steps of binding, selection and amplification are repeated several times with each round of the SELEX process generating a smaller pool of oligonucleotides that bind to the target molecule with increasing specificity and affinity. Typically, the SELEX process creates drug candidates in a matter of weeks or months, rather than years. The lead oligonucleotide compound resulting from the application of the SELEX process to a particular disease target is also sometimes referred to as an aptamer.

     NeXstar Pharmaceuticals has demonstrated that the SELEX process is applicable to a broad range of molecular targets, including proteins, peptides, organic compounds, lipids, polysaccharides, carbohydrates, glycoproteins, hormones, receptors, growth factors, whole cells and tissue.

     The Company believes that its SELEX process technology has certain advantages over existing drug discovery technologies, including the creation of large libraries of oligonucleotide compounds, rapid identification of lead compounds, high affinity and high specificity of target recognition and lack of requirement of knowledge of the target molecule's structure. As a result, the Company believes that its SELEX process technology will reduce the time and cost involved in identifying lead compounds and ultimately will reduce the time and cost involved in discovering and developing effective pharmaceutical products.

     SCIENTIFIC ADVANCES WITH SELEX PROCESS-DERIVED APTAMERS

     During 1996, the Company made significant progress in improving the stability and the pharmacokinetic activity of aptamers which are developed using the SELEX process.

     STABILITY. A major challenge to the development of SELEX process-derived aptamers as drug candidates has been the rapid clearance of the drug from the body due to enzymatic degradation. In living systems, there are families of nucleic acid destroying enzymes, called nucleases, which attack and break down RNA and DNA molecules. This activity of nucleases (i.e., degradation of the RNA or DNA-based drug product) leads to clearance of the drug from the body and therefore, in many cases, ineffectiveness of the drug. During 1996, the Company focused its stability enhancement efforts on making its RNA-based aptamers resistant to degradation. To this end, the Company created an assortment of proprietary nucleotides (the building blocks for RNA and DNA), modified at the primary point of entry of the nuclease attack. Compared to natural RNA, the SELEX process-derived RNA (modified) aptamers have now been shown to be up to 200 times more stable in the blood of test animals. These advances have given the Company the ability to achieve an array of circulation times for its aptamers to match the circulation time best suited for the specific disease target. Using its modified aptamers, the Company has demonstrated specific pharmacologic activity in animal models representing different types of simulated disease processes.

     PHARMACOKINETICS. A second major challenge to the development of SELEX process-derived aptamers as drug candidates is also the rapid clearance of the drug from the body, this time due to excretion by the kidneys. During 1996, the Company achieved improved pharmacokinetic performance of SELEX process-derived aptamers through a variety of formulation modifications which alter the size of the aptamers and therefore alter the circulation time of the drug products (the rate of kidney excretion is, among other things, dependent on the size of the drug molecule). The formulation modifications made to the aptamers are, for the most part, made after completion of the SELEX process and alter the size and weight of the aptamers. The increased size and weight of the modified aptamers reduce the rate at which they are cleared from circulation, primarily by blocking filtration of the aptamers by the kidneys.

     During 1996, the Company encapsulated aptamers into liposomes using the Company's proprietary liposomal technology. This liposomal encapsulation of SELEX process-derived aptamers also led to improved pharmacokinetic performance of aptamers and has contributed to the demonstrated activity of the aptamers in animal models.

     The Company will continue to study the behavior of aptamers in the body and will continue to attempt to engineer the aptamers to be cleared at various rates that might be desirable for different medical applications.

     THERAPEUTIC APPLICATIONS OF SELEX PROCESS-DERIVED COMPOUNDS

     DISEASES IMPACTED BY GROWTH FACTORS. Growth factors are proteins capable of stimulating the growth of various cells and tissues, including tumors and blood vessels. Using its SELEX process, the Company has identified several aptamers that bind to VEGF very tightly, in a manner that inhibits the binding of VEGF to its cell-surface associated receptor and therefore assists in the inhibiting of angiogenesis and the impairment of tumor growth. Using its SELEX process, the Company has also identified a specific PDGF aptamer that potently inhibits PDGF activity in vitro and therefore has potential to inhibit tumor growth and the progression of other proliferative diseases such as restenosis and fibrosis. See "Clinical Trials, Preclinical Trials and Regulatory Status." The Company is also conducting research on other growth factors implicated in various disease states. Using its SELEX process, the Company has identified antagonists to basic Fibroplast Growth Factor (bFGF) (implicated in restenosis, fibrosis and cancer), Transforming Growth Factor beta (TGFb) (believed to play a role in restenosis, fibrosis and cancer) and Keratinocyte Growth Factor (KGF) (involved in certain skin related cancers and psoriasis). The Company is continuing to test and develop these growth factor antagonists.

     SELECTINS. Selectins are cell surface receptors that mediate adhesion between different types of cells. In both normal and disease states selectins participate in the movement (extravasation) of white blood cells from the blood stream into tissues. Because the extravasation of white blood cells into certain types of tissue may, if uncontrolled, lead to host tissue damage, selectins are thought to play an important role in inflammation and reperfusion injury. Using its SELEX process, the Company has identified a series of aptamer antagonists of L-selectin and P-selectin. The results of experiments with these antagonists suggest that in inflammatory reactions, L-selectin and P-selectin mediated white blood cell migration may be blocked by the Company's aptamers and life-threatening inflammation and reperfusion injury prevented. See "Clinical Trials, Preclinical Trials and Regulatory Status."

     HUMAN NEUTROPHIL ELASTASE. Human neutrophil elastase ("hNE") is a protease (enzyme) that is capable of degrading a wide variety of connective tissue proteins. Because of its potentially destructive effects, hNE activity is tightly controlled or regulated under normal circumstances. The failure of the body to regulate hNE is thought to be a major factor in the pathology of inflammation. Excessive hNE activity has been implicated in emphysema, cystic fibrosis, rheumatoid arthritis, ischemia-reperfusion injury and acute respiratory distress syndrome ("ARDS").

     Using a variation on the SELEX process called a blended SELEX process (a small organic molecule is linked to a SELEX process library), the Company has isolated irreversible inhibitors of hNE that are faster and more potent than any other inhibitors of hNE described in scientific literature. The results of the Company's experiments show that low doses of this hNE inhibitor completely suppress lung injury in an ex vivo animal lung model of ARDS and that lung injury can also be suppressed in vivo by intratracheal administration to animals. It is thought that an effective hNE inhibitor could significantly reduce inflammation and subsequent tissue damage thought to be impacted by hNE activity.

     IN VIVO SELEX PROCESS

     The Company has extended its SELEX process to identify aptamers that bind to complex targets in vivo, i.e., instead of using its SELEX process to target disease molecules in vitro, the Company is using this In vivo SELEX process to target diseased or damaged tissue such as arterial plaque or malignant tumors in living animals and in humans. The aptamers obtained by the Company from this In vivo SELEX process are useful as specific in vivo imaging agents (in vivo imaging agents are the subject of a collaboration between the Company and Schering A.G. See "Collaborative Relationships and License Agreements"). The Company is exploring the application of aptamers identified through the In vivo SELEX process as a therapeutic option, including chemically linking the aptamers to appropriate cell killing compounds for indirect killing of malignant cells.

     During 1996, a demonstration of the In Vivo SELEX process was made in an animal model of restenosis (re-blockage of the artery) following balloon angioplasty. In this demonstration, the Company used the In Vivo SELEX process to target an isolated, damaged artery. After identification and enrichment of those aptamers having the highest affinity for the target, the aptamer pool was injected into an animal with the damaged artery. This demonstration eventually led to identification of an aptamer with high affinity and greater than ten-fold specificity for the damaged artery, results consistent with requirements for in vivo imaging agents.

     The Company is continuing to work to extend its In Vivo SELEX process in an effort to identify aptamers against human atherosclerotic plaque (hardening of the arteries) and to develop aptamers for in vivo diagnosis and treatment of major human cancers.

     OTHER COMMERCIAL APPLICATIONS OF SELEX PROCESS-DERIVED COMPOUNDS

     In addition to research and development efforts aimed at the potential use of SELEX process-derived products as therapeutic targets, the Company is devoting significant research and development efforts to demonstrating that products derived from its SELEX process have utility in other commercial applications and, in particular, in the development of SELEX process-derived aptamers as laboratory reagents and diagnostic agents as more specifically set forth below.

     TAQ (THERMUS AQUATICUS) POLYMERASE APTAMERS. The development of the polymerase chain reaction ("PCR") has revolutionized many aspects of modern molecular biology. PCR allows the rapid and efficient amplification of specific sequence DNA molecules. The molecule responsible for PCR is the thermostable DNA Polymerase enzyme Taq Polymerase. While the utility of PCR is high, it is also flawed (it can function at low temperatures, allowing the DNA primers to non-specifically bind to each other and to the target DNA molecule to be amplified, resulting in undesirable amplification of DNA and making interpretation of the PCR results difficult).

     In collaboration with Roche Molecular Systems, Inc., NeXstar Pharmaceuticals has identified and developed SELEX process-derived DNA aptamers that bind to Taq Polymerase and inhibit its activity at low temperatures where the non-specific binding problem described above occurs. At low temperatures (where non-specific primer binding is problematic), the DNA aptamers bind to Taq Polymerase and prevent it from undesirable DNA amplification. Then, at high temperatures (where primer binding is highly specific for the DNA to be amplified and where Taq Polymerase functions in the manner desired), the DNA aptamers lose their structure and no longer bind and inhibit Taq Polymerase, allowing this enzyme to amplify only the desired DNA target. The Company's DNA aptamers have been shown to provide substantial advantages to PCR applications, especially in clinical diagnostics. The Company will continue to work, in collaboration with its partner, towards commercialization of these DNA aptamers.

     ELONA: ENZYME-LINKED OLIGONUCLEOTIDE ASSAY. Using its SELEX process, the Company has identified aptamers that can be used for diagnostic applications. For example, the Company has demonstrated that a SELEX process-derived aptamer that binds to VEGF can be used in place of an antibody in a diagnostic assay commonly used in the clinical laboratory. The common diagnostic assay used in this demonstration is known as a sandwich enzyme-linked immunosorbant assay (ELISA) and usually requires two antibodies that bind simultaneously to the molecule to be assayed. The first antibody captures the target and the second antibody is used for detection (the two antibodies are thought of as two pieces of bread that "sandwich" the target molecule). The use of two antibodies greatly reduces the probability of misdiagnosis. In the Company's demonstration, the detection antibody in the diagnostic assay was replaced with a SELEX process-derived aptamer specific for VEGF. The demonstration, known as enzyme-linked oligonucleotide assay ("ELONA"), demonstrates that SELEX process-derived aptamers may be effective and useful diagnostic reagents.

     SELEX process-derived aptamers have several advantages over antibodies for use as clinical diagnostic reagents, including: aptamers are approximately ten times smaller than antibodies and are completely chemically defined (allowing for more consistent manufacturing, at least at the research level, and ease of modification); "rational" design is possible with aptamers, i.e., the SELEX process can be designed so that the resulting aptamer is capable of binding to the target molecule in the desired assay solution or with the desired target specificity; and, because the entire SELEX process is in vitro, aptamers can be developed for any target, including those for which it is difficult to obtain antibodies. The Company also believes that it will be able to use its PASS technology for inexpensive, large-scale manufacturing of these aptamers (another advantage of aptamers over antibodies).

     In addition to ELONA, the Company will continue to explore the development of SELEX process-derived aptamers for a wide range of in vitro diagnostic applications.

     APTAMER AFFINITY CHROMATOGRAPHY. Monoclonal antibody technology has made immunoaffinity purification a powerful and routine laboratory technique. With proper experimentation, 1,000 to 10,000-fold purifications can routinely be achieved from complex mixtures. However, there are major constraints that reduce the effectiveness of antibody-based purifications, especially for large-scale or industrial applications, including: antibody cross-reactivity; linkage of antibodies to columns that often results in couplings that are not uniform, leading to reduced capacity; inability of antibodies to survive cleaning; harsh elution conditions (leading sometimes to destruction of the purified target, as well as the antibody); and difficulty of large-scale manufacturing of monoclonal antibodies.

     To alleviate the problems associated with monoclonal antibody affinity purification, scientists are exploring alternative affinity purification reagents created through combinatorial chemistry technologies. The new reagents being developed are generally smaller in size and complexity than antibodies, easier to manufacture, offer gentler elution schemes and are generally more resistant to sanitation procedures.

     Using its SELEX process, the Company is developing an alternative affinity purification reagent, specifically, aptamers for the purification of recombinant human proteins from complex mixtures. Preliminary results indicate that the Company's aptamers can be as effective as antibodies in their ability to purify target molecules from complex mixtures (1,500 to 4,500-fold purifications) and these aptamers are currently being used for protein purifications required for the Company's own research efforts. On a larger scale, the Company believes that its PASS technology may allow for the inexpensive, large-scale manufacturing of aptamer affinity reagents and therefore potential commercialization of these aptamers.

     The Company is also continuing to focus its development activities in this area on the requirements of the biotechnology industry for a synthetic affinity purification reagent.

  PARALLEL SELEX PROCESS

     The Parallel SELEX process is a proprietary process being developed by the Company to discover small-molecule drug candidates. The potential advantages of the Parallel SELEX process as compared to current combinatorial chemistry drug-discovery methodologies are several, including: tagging chemistries are not necessary and high reaction yields are not required, so that both known and unknown reaction chemistries (with numerous regiochemical and stereochemical outcomes) currently inaccessible with combinatorial chemistry can be utilized to provide extended small-molecule libraries and laborious and database-intensive screening steps common in other combinatorial chemistry approaches are avoided.

     The focus of research efforts of the Parallel SELEX process group at the Company has been to expand the repertoire of reactions that may be used to form chemically diverse small-molecule libraries. Of the numerous bond-forming reactions that could be useful for the assembly of small-molecule pharmacophores, those which have been proven to work using the Parallel SELEX process technology are amidation, peptide acylation and Diels-Alder cyclization. These reactions have been used in traditional medicinal chemistry for the assembly of small-molecule pharmaceuticals and their use for lead compound identification using the Parallel SELEX process is being explored. During 1996, scientists at the Company succeeded in showing the applicability of these chemistries to the Parallel SELEX process. These reactions represent only a subset of possibly useful reactions and further efforts to prove the applicability of the Parallel SELEX process methodology to other classes of reactions, especially those with diverse regiochemical and stereochemical possibilities, are ongoing.

     During 1997, the Company will continue to expand the chemistries available for drug discovery using the Parallel SELEX process and will begin to construct small-molecule libraries for the discovery of new orally available pharmaceuticals to treat oncological and infectious diseases.

  PASS: PRODUCT ANCHORED SEQUENTIAL SYNTHESIS

     All products produced by the SELEX process are oligonucleotide based. An oligonucleotide is a chain of nucleotides (or monomers). During the SELEX process, billions of oligonucleotides are put through the repeat steps of binding, selection and amplification. The lead oligonucleotide compound resulting from the application of the SELEX process to a particular disease target is also sometimes referred to as an aptamer.

     Traditional methods for the manufacture of oligonucleotides are suitable for research-scale production of these compounds, but are severely limited for larger-scale or commercial production. Limitations to traditional manufacturing methods include: the solid phase synthetic methods used are not capable of scale up in a predictable fashion; the adaptation of traditional manufacturing methods to a particular oligonucleotide (aptamer) is laborious and costly; and the crude product which results from traditional manufacturing methods is contaminated and requires further purification.

     The Company has developed a new proprietary technology called Product Anchored Sequential Synthesis ("PASS"), which is a new method for synthesizing oligonucleotides (aptamers). The PASS technology allows for predictable scale-up of oligonucleotide products, using conventional chemical engineering techniques. The PASS technology improves the economics of oligonucleotide synthesis in several ways. The PASS technology uses fewer (costly) monomers in each step needed to construct an oligonucleotide chain (monomers are the raw materials used to make oligonucleotides). The PASS technology also reduces purification costs associated with oligonucleotide synthesis as a result of the removal of contaminants, using a proprietary product anchoring process, after each monomer is added to the chain. The PASS technology also uses newly identified chemical activators to speed up the chemical reactions that assemble monomers into a chain (the use of these chemical activators is proprietary to the Company). In addition, the in-process controls and documentation of PASS-manufactured oligonucleotides (not present with traditional manufacturing methods) are believed to be another advantage of this process and may prove beneficial in obtaining regulatory approval for oligonucleotide-based products.

     The Company's PASS technology is expected to add to the Company's ability to make oligonucleotide-based drugs in commercial quantities in a predictable and cost-effective manner. As well, the PASS technology may be adaptable to the production of other polymeric compounds, including drug molecules, peptides, peptide nucleic acids, polysaccharides and carbohydrates.

  LIPOSOME TECHNOLOGY

     NeXstar Pharmaceuticals believes that it has substantial technological strengths in the development of liposome products. The Company's proprietary liposome drug delivery technology enables it to develop products with significant advantages over intravenous administration of a conventional drug, including concentrating the drug on the targeted disease, extending the time the drug remains in the blood stream to prolong the therapeutic effect and reducing toxic side effects. The Company's liposome technology may be used as a method of drug delivery in connection with drugs developed or being developed pursuant to the Company's other technologies. The use of liposomes may have the potential for increasing the efficacy and safety of such drugs.

     NeXstar Pharmaceuticals intends to continue to develop products based on its liposome platforms for oncological, immunological, hematological and infectious diseases. The Company has identified certain generic and proprietary oncological compounds that may benefit substantially from encapsulation in tumor-targeted liposomes and has begun formulation studies for these compounds. Other liposomal compounds are being investigated for use in treating microbial, viral and parasitic infections.

     The Company is also testing liposomes for use in delivering SELEX process-derived aptamers to specific targets. In vivo experiments involving a VEGF antagonist aptamer developed by the Company have demonstrated that a liposomal formulation of the aptamer bound with high affinity to VEGF and inhibited the growth of endothelial cells and cancer cells. In all experiments, the liposomal formulation substantially enhanced the inhibitory activity of the aptamer.

COLLABORATIVE RELATIONSHIPS AND LICENSE AGREEMENTS

     To apply and develop its technologies as widely as possible, NeXstar Pharmaceuticals has entered into and expects to enter into strategic collaborative research agreements, joint ventures and licensing arrangements with pharmaceutical and other health care companies and research institutions directed at expanding the scope of its technologies and applying those technologies toward a wide variety of specific molecular targets or disease indications. NeXstar Pharmaceuticals is currently a party to collaborative research agreements with major pharmaceutical companies which relate to the SELEX process technology, including the development of aptamers for certain types of diagnostic products and devices.

     In February 1997, Schering A.G. ("Schering AG") agreed to increase its annual funding to the Company to $2.4 million from $1.0 million in connection with a collaborative research agreement first entered into in 1993. Under the terms of their arrangement, the Company and Schering AG are using the Company's SELEX process to discover and develop aptamers for use as in vivo imaging agents. If successfully developed, the aptamers would be capable of binding to specific targets in the body and could then be detected by a number of imaging techniques, including gamma camera imaging.

     Schering AG has specified that aptamers be developed for certain cardiac and oncology targets. NeXstar Pharmaceuticals has already developed an aptamer capable of identifying arteries undergoing restenosis, a condition that often develops after angioplasty to open arteries clogged by fat and cholesterol deposits. As part of the work to create an aptamer that binds with high specificity to arteries undergoing restenosis, the

Company has developed a procedure for using the SELEX process to discriminate between diseased and healthy tissue, including tumors.

     The license agreement entered into in connection with the collaborative research agreement requires Schering AG to make milestone and royalty payments to the Company upon commercialization and sale of any of the products developed in the collaboration. If an aptamer identified during the research is utilized by the Company outside of the field of in vivo imaging, the Company will be required to pay a royalty to Schering AG.

     NeXstar Pharmaceuticals has a significant ongoing collaborative relationship with the University of Colorado at Boulder ("CU") relating to the SELEX process technology. The relationship is formally with University Research Corporation ("URC"), a for-profit, wholly owned subsidiary of the University of Colorado Foundation, Inc. URC is designed to serve as the corporate vehicle for commercial exploitation of inventions by the CU faculty. URC has assigned to NeXstar Pharmaceuticals all of URC's present and future rights to (i) inventions falling within the scope of the claims contained in issued patents and pending patent applications for the SELEX process technology, (ii) improvements to such technology made or discovered by researchers at CU, (iii) oligonucleotides or other molecules that are derived through the application of such technology by researchers at CU, (iv) results of certain sponsored research and (v) computer software related to such technology. In connection with the rights assigned by URC to the Company, URC is to receive certain royalties on the Company's net sales of products and on royalties received by the Company from non-affiliates.

     The Company's rights to market AmBisome are pursuant to an agreement between the Company and Fujisawa. Under the terms of the agreement, as amended, the Company has the sole marketing rights to AmBisome in all countries except the United States and Canada and subject to the Company's obligation to pay royalties in connection with sales in most significant Asian markets. The agreement provides that the Company and Fujisawa will co-promote AmBisome in the United States, if AmBisome is ultimately approved for commercial sale by the FDA, and that the Company will manufacture AmBisome for sale in the U.S. In addition, the Company will be reimbursed for the cost of the product sold to Fujisawa and will receive 20% of the gross profits from the sales of AmBisome in the United States.

     NeXstar Pharmaceuticals has also licensed the right to develop and market AmBisome in Japan to Sumitomo. Under the terms of the license, Sumitomo is required to make payments to the Company if certain clinical and commercial milestones are met and to pay the Company royalties on all Japanese sales of AmBisome.

MARKETING

     NeXstar Pharmaceuticals has established marketing subsidiaries in the United Kingdom, Germany, Italy, Spain, France, Portugal, The Netherlands and Australia and a marketing branch operation in Greece to promote and sell its existing products. In addition, NeXstar Pharmaceuticals has agreements with third-party distributors, including distributors in certain of the countries in which the Company has marketing operations, to promote, sell and distribute its products.

     In certain countries, AmBisome and DaunoXome can be prescribed by individual physicians, who request the products, even though a regulatory approval in that country has not yet been obtained. In those cases, the Company's marketing professionals provide information and assistance requested by physicians.

     NeXstar Pharmaceuticals has created a U.S. sales and marketing organization in connection with the sale of DaunoXome, which was approved by the FDA in mid-1996, and in anticipation of the approval of AmBisome by the FDA. The Company is considering a number of other options in connection with marketing its products throughout the world and may hire additional personnel and/or seek additional partners to assist with sales and distribution.

MANUFACTURING

     The Company's existing products are manufactured at its current facility in San Dimas, California (the "650 Facility"), which has been inspected by the FDA and by the Medicines Control Agency of the United Kingdom (the "MCA") and licensed for the commercial production of AmBisome and DaunoXome by the MCA and for DaunoXome by the FDA. In addition, the local FDA district office has indicated that it will recommend approval of the application to permit the use of the 650 Facility for the manufacture of AmBisome. The 650 Facility has also been inspected by the State of California for compliance with "current Good Manufacturing Practices" and must be licensed annually by the State of California for pharmaceutical manufacture.

     AmBisome is sold as a lyophilized (freeze-dried) cake. Although the Company has internal capacity to perform lyophilization in smaller clinical batches, larger commercial batches of the Company's products are sent to third parties to perform the filling and lyophilization processes. NeXstar Pharmaceuticals also utilizes a manufacturer in Europe to perform certain quality control testing and final labeling and packaging of both DaunoXome and AmBisome. The Company has agreed to acquire the European facility where the quality control testing, labeling and packaging are currently being conducted and expects, beginning in the third quarter of 1997, to be solely responsible for these manufacturing functions. The Company's manufacturing operations utilize no more than 50% of current capacity of the 650 Facility.

     NeXstar Pharmaceuticals is manufacturing DaunoXome in quantities sufficient to support current sales and clinical trials and the Company believes that it has sufficient capacity for its anticipated DaunoXome sales. However, the Company has limited experience in the larger-scale manufacture of DaunoXome and there can be no assurance that the Company will be able to scale up its manufacture of DaunoXome. The Company has received an approved shelf life for DaunoXome of 36 weeks in the United States, 40 weeks in the United Kingdom and between 20 and 26 weeks in most other European countries. While the Company is attempting to obtain a longer shelf life than those currently approved in most European countries, there can be no assurance that the extension of the shelf life will be approved by any European regulatory authority.

     NeXstar Pharmaceuticals has leased and completed construction and equipping of a manufacturing facility adjacent to the 650 Facility in San Dimas, California (the "502 Facility"). The 502 Facility provides in excess of 70,000 square feet of space, including approximately 45,000 square feet of manufacturing space. Various regulatory authorities, including the MCA and the FDA, require NeXstar Pharmaceuticals to validate the 502 Facility prior to its use for commercial production. Validation is designed to establish, through documented evidence, that a specific manufacturing process will consistently produce a product meeting its pre-determined specifications and quality characteristics with a degree of assurance acceptable to such regulatory authorities. The Company has completed the work necessary to apply for MCA, FDA and state approval to manufacture AmBisome at the 502 Facility. It is anticipated that the Company will also seek, through appropriate application amendments, approval from these agencies to manufacture larger-scale batches of DaunoXome at this site. The MCA has determined that the 502 Facility is in general compliance with the principles and guidelines of good manufacturing practice and has indicated that it will support the licensing of AmBisome and DaunoXome in the 502 Facility. The 502 Facility has lyophilization capability that will limit the need for third parties to perform the filling and lyophilization of larger batches of product. There can be no assurance that the regulatory approvals, which the Company is currently seeking in connection with its manufacturing facilities, will be granted.

     NeXstar Pharmaceuticals currently leases 5,260 square feet of industrial space in Boulder, Colorado. This space is used for the manufacture of bulk drug candidate materials for eventual use in clinical trials and product development programs in connection with oligonucleotide-based compounds derived using the SELEX process. The Company intends to use this facility for piloting a qualified pre-production process on at least one-tenth of the ultimate expected production scale. In addition, this facility can be utilized for the initial full scale production of clinical trial material. Although construction of the facility, utilities and selected environmental qualifications has been completed, there can be no assurance that the production facility will ultimately obtain "current Good Manufacturing Practices" status or that any drug substance proposed to be manufactured there will be suitable for larger-scale production. In November 1996, the Company entered into a lease for 9,800 square feet of space near its principal executive offices in Boulder, Colorado. Following renovation this space will be used as a development lab in connection with drug candidates discovered using the Company's SELEX process.

     NeXstar Pharmaceuticals concentrates on developing internal manufacturing capabilities for its products at the same time as it develops those products. The Company anticipates that its existing capacity for the manufacture of AmBisome and DaunoXome will support commercial needs until the various regulatory amendments needed to manufacture at the 502 Facility are approved. While each liposomal formulation requires unique variations in process methods, NeXstar Pharmaceuticals believes that it possesses the necessary technical skills to design and implement scaled-up manufacturing capabilities for the liposomal products it is currently developing. However, there can be no assurance that the Company will be able to achieve such capabilities in connection with new liposomal products or will be able to cost-effectively manufacture any compounds derived using the Company's non-liposomal technologies.

     All of the component steps of the manufacturing process use equipment that is commercially available and that can be obtained in larger sizes if required. Currently, high quality amphotericin B, daunorubicin HCl and high quality cholesterol, each of which is used in the Company's manufacture of liposome products, are obtained only from single approved suppliers. Additional suppliers of each of these components are presently under evaluation. In the event that the materials become unavailable from their respective suppliers, the Company believes that alternative supplies of such materials are or will become available at reasonable prices. Other lipid materials and other raw materials are available from a number of suppliers and NeXstar Pharmaceuticals believes that supplies are adequate for the foreseeable future.

COMPETITION

     Generally, competition in the pharmaceutical field is based on such factors as product performance, safety, acceptance by doctors, patient compliance, patent protection, ease of use, price, distribution, marketing and adaptability to various modes of administration. The Company's products compete or may compete with new chemical substances as well as improved delivery of current drugs. The Company's products and potential products are in various stages of development and no assurance can be given that any of these products or potential products will be sufficiently more effective than existing treatment alternatives to generate meaningful commercial demand.

     NeXstar Pharmaceuticals anticipates that it will face increased competition in the future as new products enter the market and advanced technologies become available. Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than NeXstar Pharmaceuticals and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in research, preclinical testing and human clinical trials; obtaining FDA and other regulatory approvals; and manufacturing and marketing their products. As a result, these companies may develop and introduce products and processes more rapidly than, and competitive with or superior to, those of NeXstar Pharmaceuticals. There can be no assurance that existing products or new products developed by the Company's competitors will not be more effective than any that may be developed by NeXstar Pharmaceuticals. Competitive products may render the Company's technology and products obsolete or noncompetitive.

     The current regulatory approvals for AmBisome principally relate to situations in which traditional amphotericin B therapy has failed. However, if the Company succeeds in its effort to expand the approved indications for AmBisome, such as it has in obtaining approval as a primary therapy in four countries, AmBisome will increasingly compete with traditional amphotericin B therapy. Amphotericin B is currently produced and marketed by Bristol-Myers Squibb Company. Moreover, if the Company succeeds in broadening the indications for AmBisome, it will also face competition from other antifungal products, including those produced by major pharmaceutical companies. In addition, there are a number of other companies that are focused on the development of lipid-based products. In the antifungal area, two companies have lipid-based amphotericin B products that have been approved in the United States and in several European countries. These products are offered at prices that are less than AmBisome's price on a milligram for milligram basis, although the Company believes that the total cost of therapy for the competitive products is substantially equal to or greater than that of AmBisome. In the anticancer area, another company has a lipid-based anticancer drug which competes with DaunoXome and which has been approved by the FDA and in a number or European countries for use as second line therapy for the Kaposi's sarcoma indication. If the Company is successful in broadening the indications for DaunoXome, it will face competition from a number of oncology drugs, some of which are owned by companies with substantially greater resources than the Company's.

     The Company believes that earlier entry into a market is an advantage for a new drug, but it also believes that therapeutic index and cost-effectiveness are important to a product's success. Ultimately, therefore, the Company believes that its products and those of its competitors, whether or not lipid-based, will compete on their merits in the markets where they are approved.

PATENTS, TRADE SECRETS AND LICENSES

     NeXstar Pharmaceuticals believes that patents and other proprietary rights are important to the Company's business. NeXstar Pharmaceuticals also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. NeXstar Pharmaceuticals actively seeks patent protection both in the U.S. and internationally. As of December 31, 1996, NeXstar Pharmaceuticals had 136 pending U.S. patent applications and had 48 issued U.S. patents to protect its technology. Corresponding applications for certain of the U.S. applications have been or will be filed in other countries. The Company, as of December 31, 1996, had 469 issued foreign patents. The patents and patent applications primarily relate to the Company's liposome products and liposome technology and various aspects of its SELEX and Parallel SELEX processes.

     NeXstar Pharmaceuticals believes that its foreign and U.S. patents and patent applications are soundly based, but the extent of protection provided may vary in individual countries and no assurance can be given that any patent will provide commercially significant protection or will not be challenged, invalidated or circumvented. Litigation could be necessary to protect the Company's patent position, which would result in substantial cost to, and diversion of efforts by, the Company. NeXstar Pharmaceuticals has in the past been involved, and is currently involved, in litigation involving patent and infringement claims with respect to the Company's products. NeXstar Pharmaceuticals is aggressively defending its interests and seeking appropriate relief in such proceedings.

     NeXstar Pharmaceuticals has licensed certain technology from and pays royalties to the Regents of the University of California in connection with the production and sale of AmBisome. The royalty rate varies depending on the amount of revenues, among other things. Currently, the royalty rate is approximately 1% of net sales. NeXstar Pharmaceuticals has also licensed technology from and agreed to pay royalties to The City of Hope National Medical Center in connection with the production and sale of DaunoXome. The royalty rate varies depending on the amount of revenues. The Company has entered into license agreements with various medical and educational institutions and an individual to obtain certain exclusive and nonexclusive patent rights. Under these agreements, NeXstar Pharmaceuticals will pay royalties of varying rates based upon levels of revenues from the licensed products, as defined in the agreements. The Company intends to continue to seek other such rights as appropriate.

     European and Japanese patents have a defined term following grant during which opposition to the grant can be filed, and both NeXstar Pharmaceuticals and certain of its competitors have filed such oppositions against each other with respect to certain patents in Europe and Japan. Specifically, NeXstar Pharmaceuticals has opposed the grant to The Liposome Company ("TLC") of the European and Japanese counterparts of U.S. Patent No. 4,880,635 and U.S. Patent No. 5,578,320. See "Legal Proceedings." NeXstar Pharmaceuticals has also opposed the grant of other TLC European and Japanese patents, and is involved in an interference proceeding with a U.S. patent application owned by the University of California, relating to certain active drug loading techniques that the owners of this patent or application could claim are used in the manufacture of products such as DaunoXome.

     Although patents are enforceable from the date of issuance and presumed to be valid, future litigation or reexamination proceedings regarding the enforcement or validity of the Company's existing patents or future patents, if issued, could result in a ruling adverse to the Company that could invalidate such patents or substantially reduce the scope of the protection afforded by such patents. As to any issued patent or patent application, it is also possible that the U.S. Patent and Trademark Office ("USPTO") could declare an interference proceeding to determine, inter alia, priority of inventorship between applications claiming the same invention. An adverse ruling in any such interference proceeding could result in cancellation of claims in issued patents or patent applications, limitations on the scope of issued patents or claims in patent applications or in the awarding of the rights to third parties participating in such interference. If the Company elects to, or is required to participate in, interference proceedings declared by the USPTO, substantial cost to the Company could result.

     The Company also relies on trade secrets, proprietary know-how and continuing technological innovation which it seeks to protect with confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by competitors. Under certain of the Company's research and development agreements, inventions discovered in certain cases become jointly owned by the Company and the corporate partner or research institution and in other cases become the exclusive property of the Company or the corporate partner or research institution. Disputes may arise with respect to ownership of any such inventions.

GOVERNMENT REGULATION

     The production and marketing of the Company's products, developed through the Company's technologies, and its ongoing research and development activities, including its preclinical studies and clinical trials, are subject to regulation by numerous federal, state and local governmental authorities in the United States and by similar regulatory agencies in other countries where the Company tests and markets, or intends to test and/or market, its current or potential products. There can be no assurance that the Company will obtain further regulatory approvals to conduct clinical trials or to market its products, or that the Company will obtain regulatory approvals to conduct clinical trials or to market products developed in the future, if any, on a timely basis. Prior to marketing any drug developed by the Company or marketed under license, the Company must undergo an extensive regulatory approval process by the FDA and comparable regulatory authorities in foreign countries. The regulatory process, which includes preclinical testing and clinical trials of each compound to establish its safety and efficacy, can take many years and require the expenditure of substantial resources.

     Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical animal studies and early clinical trials may not be predictive of results that will be obtained in large scale testing, and there can be no assurance that the Company's clinical trials will demonstrate the safety and efficacy of any products or will result in marketable products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal and human testing. In addition, the rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the Company's ability to manage the clinical trial, the proximity of patients to clinical sites and the eligibility criteria for the study. Several factors, such as delays in planned patient enrollment, may result in increased costs and delays or termination of clinical trials prior to completion, which could have a material adverse effect on the Company. Preclinical studies must also be conducted in conformity with the FDA's good laboratory practice regulations. Clinical trials generally must meet requirements for institutional review board oversight and informed consent, as well as regulatory agency prior review, oversight and good clinical practice requirements.

     The procedure for obtaining regulatory approval for a new human pharmaceutical product involves many steps. Initially, NeXstar Pharmaceuticals conducts animal studies to secure data relevant to potential safety and efficacy. Based on the data from these animal studies, NeXstar Pharmaceuticals files applications to conduct clinical trials of the products in humans. Such applications, known as Investigational New Drug Applications (IND) in the United States, must be made in each country in which NeXstar Pharmaceuticals proposes to conduct clinical trials. Once such applications have been approved, NeXstar Pharmaceuticals can commence clinical trials.

     Clinical trials are generally conducted in three phases. Phase I trials are designed to test basic human safety. Phase II trials test dosage and involve a detailed evaluation of human efficacy and safety. Phase III trials involve large-scale evaluation of general efficacy and safety and a comparison with existing alternative therapies. To the extent possible, NeXstar Pharmaceuticals designs such clinical trials to meet the standards of both foreign and U.S. regulatory authorities, but there can be no assurance that the authorities in any country will be satisfied with the conduct of any particular clinical trial. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in the policies of regulatory authorities for drug approval during the period of product development and regulatory review of each submitted new drug application or product license application. The Company may be required to demonstrate that the proposed product represents an improved form of treatment over existing therapies. There can be no assurance that, even after such time and expenditures, regulatory approvals will be obtained for any drugs developed or discovered by the Company or its collaborative partners utilizing the Company's technologies.

     Based on the results of clinical trials, NeXstar Pharmaceuticals may file for regulatory approvals of the product. Such filings, which in the United States are known as New Drug Applications ("NDA") and in Europe as Product License Applications, are made in each country in which NeXstar Pharmaceuticals intends to sell its products. In November 1996, an NDA was submitted to the FDA for AmBisome. There can be no assurance that the FDA will grant product approval based on the current database for AmBisome and the FDA may require additional clinical trials in the United States before approving AmBisome. Also, there can be no assurance that, if approved, AmBisome will be commercially successful in the U.S.

     When a regulatory authority approves the sale of a drug, regulations also govern the manufacturing process and marketing activities, including the types of information that the Company may provide to health care providers, and may require post-marketing testing and surveillance programs to monitor the effects of the Company's products. Moreover, if regulatory approval of a drug is granted, such approval is likely to entail limitations on the indicated uses for which it may be marketed. Further, even if such regulatory approval is obtained, a marketed drug and its manufacturer are subject to continual review, and discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. The Company is currently responding to an FDA warning concerning certain promotional materials supplied by the Company in connection with the sale of DaunoXome in the U.S. While the Company does not believe that any action, which the Company is required to take in connection with its promotions of DaunoXome, will be material to the operations of the Company, no assurance can be given.

     Regulatory approval of prices is generally required in most foreign countries. In particular, certain European countries will condition their approval of a product on the agreement of the seller not to sell that product for more than a certain price in that country and in the past have required price reductions after or in connection with product approval. There can be no assurance that European regulatory authorities in the future will not establish lower prices or that any regulatory action reducing the price of AmBisome or DaunoXome in any one European country will not have the practical effect of requiring the Company correspondingly to reduce its prices in other European countries. There can be no assurance that the resulting prices would be sufficient to generate an acceptable return on the Company's investment in its products.

     NeXstar Pharmaceuticals is aggressively pursuing worldwide commercialization of its products. In some countries, regulatory procedures allow for product sales under certain circumstances before final regulatory approvals are obtained. The Company has submitted and will continue to submit requests for approval of

AmBisome and DaunoXome with regulatory authorities worldwide. Regulatory procedures and review times vary from country to country. There can be no assurance that any of the Company's pending applications for approvals will be granted or that regulatory actions will be taken in a timely fashion.

     The Company has received an approved shelf life for DaunoXome of 36 weeks in the United States, 40 weeks in the United Kingdom and between 20 and 26 weeks in most other European countries. While the Company is attempting to obtain a longer shelf life than those currently approved in most European countries, there can be no assurance that the extension of the shelf life will be approved by any European regulatory authority. The Company in the past has replaced, and in the future expects, under certain circumstances, to replace, vials of DaunoXome with expired shelf lives and the likelihood that customers would seek to return material amounts of DaunoXome to the Company because of the expiration of its shelf life may be increased if shelf lives longer than those currently approved are not obtained.

     In addition, the Company's manufacturing facilities are subject to inspection and regulation by U.S., foreign and state regulatory agencies. The Company's facilities in San Dimas, California have been inspected by the FDA, the MCA and the State of California. These agencies may reinspect at any time, and other countries' regulatory authorities may inspect the Company's facilities as well. Furthermore, although the Company's current products do not require an export license, there can be no assurance that export licenses will not be required in the future. See "Manufacturing."

     The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company or otherwise adversely affect the Company. NeXstar Pharmaceuticals is subject to numerous environmental and safety laws and regulations, including those governing the use of hazardous materials. In June 1995, the Company was contacted by the U.S. Environmental Protection Agency (the "EPA") informing the Company that it is a potentially responsible party relating to the disposal of the Company's waste products by a third party at a hazardous waste disposal facility. The Company has complied with all requests by the EPA relating to this matter and believes that its environmental liability with respect to this matter is not material; however, there can be no assurance that this matter or any violation of, or the cost of compliance with, environmental and safety laws and regulations will not adversely impact the Company's operations.

EMPLOYEES

     As of March 1, 1997, NeXstar Pharmaceuticals and its subsidiaries employed 543 persons on a full-time basis, of whom 315 were engaged in research, development, clinical research, regulatory affairs, quality control and manufacturing and 228 were engaged in marketing, finance and administration. There can be no assurance that NeXstar Pharmaceuticals will be able to continue to attract and retain qualified personnel in sufficient numbers to meet its needs. NeXstar Pharmaceuticals believes that it maintains good relations with its employees.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The following table sets forth certain information with respect to the executive officers, directors and key employees of the Company.

                NAME                  AGE                       POSITION
                ----                  ---                       --------
Lawrence M. Gold, Ph.D..............  55    Chairman of the Board, Chief Scientific Officer
Patrick J. Mahaffy..................  34    President, Chief Executive Officer and Director
Michael E. Hart.....................  44    Vice President and Chief Financial Officer
Raymond A. Bendele, D.V.M., Ph.D....  51    Vice President, Life Sciences
Michael T. Burke....................  50    Vice President, Business Development
Anthony D. Caracciolo...............  40    Vice President, Manufacturing
Adam Cochran........................  56    Vice President and General Counsel
Bruce E. Eaton, Ph.D................  43    Vice President, Chemistry
Crispin G.S. Eley, D. Phil..........  39    Vice President, Pharmaceutical Operations
David W. Flamberg...................  52    Vice President, Compliance
George B. Herron....................  49    Vice President, Sales and Marketing
Barbara B. Kazmier..................  40    Vice President, Human Resources
Barry A. Polisky, Ph.D..............  51    Vice President, Drug Discovery
Paul G. Schmidt, Ph.D...............  52    Vice President, Drug Delivery Research
John D. Baldeschwieler, Ph.D........  63    Director
James A. Eskridge...................  54    Director
David I. Hirsh, Ph.D................  57    Director
Rodman W. Moorhead, III.............  53    Director
Carl F. Pollard.....................  58    Director

     Dr. Gold, a founder of the Company, has been a director of the Company since its inception in 1991 and has served as Chairman of the Board of Directors since February 1993. He was Executive Vice President of Research and Development of NeXstar Pharmaceuticals from March 1991 to February 1995. In February 1995, Dr. Gold was named Chief Scientific Officer of the Company. Dr. Gold was Chairman of the Department of Molecular, Cellular and Developmental Biology at the University of Colorado at Boulder ("CU") from 1988 to 1992. In addition to his full-time duties at the Company, Dr. Gold has been a professor at CU since 1970 and has received the CU Distinguished Lectureship Award. From January 1981 to June 1988, Dr. Gold served as Founder and Co-Director of Research for Synergen, Inc., a biopharmaceutical company located in Boulder, Colorado. Dr. Gold is a recipient of the National Institutes of Health Merit Award and Career Development Award. Dr. Gold received an A.B. in Biochemistry from Yale University and a Ph.D. in Biochemistry from the University of Connecticut. Dr. Gold is a member of the National Academy of Sciences.

     Mr. Mahaffy has been President and Chief Executive Officer of NeXstar Pharmaceuticals since June 1992 and has served as a director since the Company's inception in 1991. Prior to joining NeXstar Pharmaceuticals, Mr. Mahaffy was employed beginning in 1986 by E.M. Warburg, Pincus & Co., LLC ("Warburg"), a specialized financial services firm, where he last served as a Vice President. Mr. Mahaffy received a B.A. in International Affairs from Lewis and Clark College and an M.A. in International Affairs from Columbia University.

     Mr. Hart served as Executive Vice President and Chief Financial Officer of Vestar, Inc. ("Vestar") from November 1990 to February 1995. In February 1995, Mr. Hart was named Vice President and Chief Financial Officer of NeXstar Pharmaceuticals. He was employed by Avantek, Inc. as Treasurer and Director of Finance from June 1982 through November 1990. From May 1980 to June 1982, he was employed by Magnuson Computer Systems as Assistant Treasurer. Prior to 1980, Mr. Hart was employed by Memorex Corporation where he held various financial positions. Mr. Hart received a B.A. in Business Economics and a B.A. in Geography from the University of California at Santa Barbara. He received an M.B.A. from California State University, Fresno.

     Dr. Bendele has been Vice President, Life Sciences of NeXstar Pharmaceuticals since December 1996 after serving as the Senior Director, Life Sciences of the Company from September 1995 to December 1996. From February 1993 until August 1995, Dr. Bendele was the Company's Director of Pharmacology and Toxicology. From 1979 to 1993, he worked at Eli Lilly and Company where he served in numerous capacities, including Director of Pharmaceutical Projects Management and Director of Pathology. Dr. Bendele received a B.S. in Veterinary Science, a D.V.M. and a Ph.D. in Veterinary Pathology from Texas A&M University.

     Mr. Burke was President and Director of Supragen, Inc. from November 1994 until he became Vice President, Business Development of the Company in September 1995. From 1974 until November 1994, he was with Burroughs Wellcome Co., serving in a number of positions including Licensing Director from May 1993 until November 1994 and Licensing Manager from January 1990 until May 1993. Mr. Burke has a B.S. in Chemistry from the New Mexico Institute of Mining and Technology and an M.S. in Chemistry from the University of Colorado.

     Mr. Caracciolo became the Company's Vice President, Manufacturing in March 1997. From September 1991 to February 1997, Mr. Caracciolo was the Vice President, Operations of Bausch & Lomb Pharmaceuticals Inc., after having been the Vice President and General Manager of Sterling Pharmaceuticals Inc. from 1989 to 1991. Mr. Caracciolo has over 18 years of pharmaceutical experience and has held various positions in manufacturing and operational management. Mr. Caracciolo has a B.S. in Pharmaceutical Science from St. John's University.

     Mr. Cochran has served as Vice President and General Counsel of NeXstar Pharmaceuticals since February 1995, after serving as Vice President and General Counsel of Vestar from 1994 to February 1995. From 1988 until 1994, he was Vestar's Patent Counsel. Prior to August 1988, Mr. Cochran was a partner in the law firm of Nilsson, Robbins in Los Angeles. He received a B.A. in Chemistry and in Business Administration from Hanover College in 1962 and has a Master's degree from Purdue University and a Juris Doctor from Loyola University of Chicago.

     Dr. Eaton has been Vice President, Chemistry of NeXstar Pharmaceuticals since January 1, 1995. During 1994, he was the Company's Director of Medicinal Chemistry. From 1989 to 1994, he was an Assistant Professor and in 1995 an Associate Professor of Chemistry at Washington State University. From 1986 to 1989, Dr. Eaton was a Research Chemist at Amoco Corporation studying the computer aided design and synthesis of macromolecules. From 1981 to 1986, he was a consultant and Research Associate in bioconjugate chemistry with HANA Biologics. Dr. Eaton has a B.S. degree in Biology, a B.S. in Chemistry and an M.S. in Organic Chemistry from the University of Oregon, Eugene. He received a Ph.D. in Organic Chemistry from the University of California, Berkeley.

     Dr. Eley served as the Vice President of Product Development of Vestar from March 1993 until February 1995 when he was appointed the Vice President, Pharmaceutical Operations of NeXstar Pharmaceuticals. From August 1985 until March 1993, Dr. Eley held the following positions with Vestar: Senior Research Scientist (August 1985 until March 1988), Director, Chemistry Research (March 1988 until March 1989), Director, Chemistry (March 1989 until January 1992) and Senior Director, Product Development (January 1992 until March 1993). Dr. Eley has a B.A. in Chemistry and a D.Phil. in Chemistry from Oxford University.

     Mr. Flamberg served as Vice President of Compliance of Vestar from January 1994 until February 1995 when he was appointed Vice President, Compliance of NeXstar Pharmaceuticals. Mr. Flamberg served as Director, QA/QC of Vestar from 1986 to 1990 and as Vestar's Senior Director of Compliance from 1990 to 1994. Prior to joining Vestar in 1986, Mr. Flamberg spent 20 years serving in a variety of posts in pharmaceutical quality operations and product development for Ben Venue Laboratories, Inc. in Bedford, Ohio. Mr. Flamberg holds a B.S. in Chemistry-Biology from Bucknell University and an M.B.A. from Baldwin-Wallace College.

     Mr. Herron has been Vice President, Sales and Marketing of the Company since July 1995 after having served as Senior Director, Marketing of the Company from February 1995 until June 1995. From April 1990 until March 1993, he was the General Manager of Vestar's United Kingdom office and from April 1993 until

February 1995, he was Senior Director, Marketing of Vestar. Prior to joining Vestar, Mr. Herron held several senior marketing positions for various pharmaceutical companies, including Kirby-Warrick Pharmaceuticals Ltd. (August 1986 until November 1989), Schering Corporation (September 1984 until August
1986), Novo Laboratories (November 1982 until July 1984) and Smith Kline & French Laboratories (January 1975 until November 1982). Mr. Herron received a B.S. from Queen's University in Belfast, Northern Ireland.

     Ms. Kazmier has been Vice President, Human Resources of the Company since December 1995 after having served as Director, Human Resources of the Company from August 1994 until December 1995. From October 1987 until August 1994, Ms. Kazmier served in various human resources management positions at Syntex Chemicals, Inc. Ms. Kazmier has a B.A. from Metropolitan State College and an M.S. in Management and Organization from the University of Colorado.

     Dr. Polisky served as Vice President of Research of NeXstar Pharmaceuticals from August 1993 to February 1995 when he was named Vice President, Drug Discovery. Prior to that time, he was Associate Director of Research at NeXstar Pharmaceuticals beginning in July 1992. Prior to coming to NeXstar Pharmaceuticals, Dr. Polisky was an Assistant, Associate, then full Professor of Biology at Indiana University during the period 1977 to 1992, where he also chaired the Molecular, Cell and Developmental Biology Program. Dr. Polisky received a B.A. in Biochemistry from the University of Chicago and his Ph.D. in Molecular Biology from the University of Colorado at Boulder.

     Dr. Schmidt served as Executive Vice President, Research Operations of Vestar from March 1993 to February 1995. In February 1995, Dr. Schmidt was named Vice President, Drug Delivery Research of NeXstar Pharmaceuticals. From December 1988 to July 1991, Dr. Schmidt was Vestar's Vice President, Research and Development and from July 1991 until March 1993, he was Vestar's Executive Vice President, Research and Development. Prior to joining Vestar in 1983, he served as Associate Professor of Biochemistry and Molecular Biology at Oklahoma Medical Research Foundation where he received a Research Career Development Award from the National Institutes of Health, and as Assistant Professor of Chemistry and Biochemistry at the University of Illinois, Urbana. Dr. Schmidt received a B.S. in chemistry from Pomona College and a Ph.D. in Physical Chemistry from Stanford University. He is a member of the American Chemical Society and the American Society of Biochemistry and Molecular Biology. From 1984 until 1992, Dr. Schmidt was a Visiting Associate at the California Institute of Technology.

     Dr. Baldeschwieler is a founder of Vestar and served as Chairman of the Vestar Board of Directors from Vestar's inception in April 1981 to January 1993 and as a director through February 1995. He has served as a director of NeXstar Pharmaceuticals since February 1995. He is currently a Professor of Chemistry at the California Institute of Technology and was Chairman of the Division of Chemistry and Chemical Engineering from 1973 to 1978. Dr. Baldeschwieler was Deputy Director of the Office of Science and Technology, Executive Office of the President from 1971 to 1973, and previously served on the faculties of Stanford and Harvard Universities. He received a Ph.D. in Physical Chemistry from the University of California at Berkeley. Dr. Baldeschwieler is a member of the National Academy of Sciences and the American Philosophical Society.

     Mr. Eskridge served as a director of Vestar from July 1992 to February 1995. He was appointed a director of NeXstar Pharmaceuticals in February 1995. Mr. Eskridge has been Senior Consultant for Mattel, Inc. since March 1996 and from January 1996 to March 1996, he was Group President, Mattel Worldwide. From April 1995 to December 1995, he was the Group President-U.S., Mattel, Inc. and Fisher-Price, Inc. and from November 1993 until April 1995 he was the President and Chief Executive Officer of Fisher-Price, Inc. From 1988 to November 1993, Mr. Eskridge served as the Executive Vice President and Chief Financial and Administrative Officer of Mattel, Inc. Mr. Eskridge is a director of Golden Family Entertainment. Mr. Eskridge has notified the Company that he does not intend to continue as a director of the Company after the Company's Annual Meeting of Stockholders on May 28, 1997.

     Dr. Hirsh has been a director of NeXstar Pharmaceuticals since February 1993. He currently is the Robert Wood Johnson Professor and Chairman of the Department of Biochemistry and Molecular Biophysics at Columbia University's College of Physicians and Surgeons. Dr. Hirsh has been a professor at Columbia

University since July 1990. Dr. Hirsh received a B.A. in Biology from Reed College and a Ph.D. in Biochemistry from Rockefeller University.

     Mr. Moorhead has served as a director of NeXstar Pharmaceuticals since June 1992 and was a director of Vestar from 1984 to February 1995. He has been employed since 1973 by Warburg, where he currently serves as a Senior Managing Director. He is a director of Value Health, Inc., a managed health care company, Transkaryotic Therapies, Inc., Xomed Surgical Products and a number of privately held companies. Mr. Moorhead received an A.B. and an M.B.A. from Harvard University. He is a trustee of The Taft School and a member of the Overseers' Committee on University Resources, Harvard College.

     Mr. Pollard served as a director of Vestar from October 1989 to February 1995. He was appointed a director of NeXstar Pharmaceuticals in February 1995. Since January 1995, Mr. Pollard has been the owner and operator of Hermitage Farm, a thoroughbred breeding operation. From 1991 to 1993, Mr. Pollard served as President and Chief Operating Officer of Humana, Inc. ("Humana"). In March 1993, Mr. Pollard was elected Chairman and Chief Executive Officer of Galen Health Care, Inc., a hospital company spun-off from Humana. In connection with a reorganization of Galen Health Care, Mr. Pollard served as the Chairman of Columbia/HCA Healthcare Corporation from September 1993 to February 1994. From 1984 to 1991, Mr. Pollard was the Senior Executive Vice President of Humana. Prior to his association with Humana, Mr. Pollard was a partner with Coopers & Lybrand, an international public accounting firm. Mr. Pollard is also a member of the Board of Directors of Churchill Downs Incorporated, National City Bank, Kentucky, and the University of Kentucky's Business Partnership Foundation and is President of the Kentucky Derby Museum Board. Mr. Pollard has notified the Company that he does not intend to continue as a director of the Company after the Company's Annual Meeting of Stockholders on May 28, 1997.

ITEM 2. PROPERTIES

     The Company's corporate headquarters, including its principal executive offices, are located in Boulder, Colorado. The Company leases three significant facilities and subleases one other facility in Boulder which consist of: a sublease of approximately 32,000 square feet of space (the "Subleased Office Space"), which space is being used as administrative offices; a lease of approximately 60,000 square feet of space (the "Research Facilities"), which space is being used as administrative offices and as research laboratories; a lease of approximately 9,800 square feet of space (the "Development Lab"), which space the Company is renovating for use as a development lab in connection with drug candidates discovered using the Company's SELEX process; and a lease of 5,260 square feet of industrial space (the "Manufacturing Facility"), which space is being prepared for piloting a qualified pre-production process on at least one tenth of the ultimate expected production scale and which will be used for the manufacture of bulk drug substance pharmaceuticals in connection with oligonucleotide-based compounds derived using the SELEX process. The sublease to the Subleased Office Space expires in July 2003. The lease for the Research Facilities expires in October 2001, but can be renewed at the option of the Company for two successive five-year periods. The lease to the Development Lab expires in November 2001, but can be renewed by the Company for an additional three years. The lease for the Manufacturing Facility expires in January 2002, but may be renewed at the option of the Company for two successive seven-year periods.

     NeXstar Pharmaceuticals also occupies a facility in San Dimas, California (the "650 Facility") under a noncancelable operating lease which expires in May 2003 and has two five-year renewal options. This plant provides 51,500 square feet of space and houses research and development activities, manufacturing and certain administrative functions. The 650 Facility has been inspected by the State of California for compliance with "current Good Manufacturing Practices" and is licensed by the State of California for pharmaceutical manufacturing. The license is renewable annually. The 650 Facility has been licensed for the commercial production of AmBisome and DaunoXome by the MCA and for DaunoXome by the FDA. In addition, the local FDA district office has indicated that it will recommend approval of the application to permit the use of the 650 Facility for the manufacture of AmBisome.

     In April 1992, the Company entered into a long-term lease agreement for a manufacturing facility adjacent to the 650 Facility in San Dimas, California (the "502 Facility"). The 502 Facility, the lease to which expires in November 2003 and has two five-year renewal options, provides in excess of 70,000 square feet of space including approximately 45,000 square feet of manufacturing space, and will become the Company's primary injectable pharmaceutical production plant. Construction of the 502 Facility has been completed and the product specific validation processes required by various regulatory authorities in connection with AmBisome and DaunoXome are ongoing. In addition, the Company has agreed to acquire the European facility, located in Dublin, Ireland, where the EU quality control testing, final labeling and packaging are currently being conducted for AmBisome and DaunoXome. The Company has agreed to pay 1 million Irish Punts (approximately $1.6 million) for the facility and expects to finalize the acquisition in the third quarter of 1997.

ITEM 3. LEGAL PROCEEDINGS

     The Company believes that its patents and applications are soundly based, but the extent of protection may vary in different countries and no assurance can be given that any patent will provide commercially significant protection or will not be challenged, invalidated, or circumvented. Litigation could be necessary to protect the Company's patent position, which would result in substantial cost to, and diversion of efforts by, the Company.

     Additionally, a number of other patents have issued to other persons, some to competitors, relating to technology similar to that used by the Company. Both the Company and certain of its competitors have filed oppositions against each other as to patents granted by the European Patent Office (the "EPO") and patents granted by the Japanese Patent Office. The Liposome Company ("TLC") and the University of California each have patents or patent applications relating to active drug loading techniques that the owners could claim are used in the manufacture of products such as DaunoXome. The Company has opposed the grant of a European and a Japanese patent owned by TLC and is involved in an interference proceeding with a U.S. patent application owned by the University of California relating to such loading technology.

     Competitors or other patent holders could bring legal actions against the Company involving the Company's patents, patent applications or rights to use proprietary technology. If any actions are successful, in addition to any potential liability for damages, the Company could be enjoined from selling the affected product, or be required to obtain a license in order to continue to manufacture or market the product. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. There has been, and the Company believes that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. Any additional litigation could consume a substantial portion of the Company's resources regardless of the outcome.

     On May 17, 1993, the Company filed a complaint in the United States District Court for the District of Delaware asking the court to declare U.S. Patent No. 4,880,635 (the "TLC '635 Patent") invalid, unenforceable and not infringed following allegations by TLC that freeze-dried AmBisome infringes the TLC '635 Patent. The United States District Court for the District of Delaware stayed the lawsuit pending the outcome of a reexamination of the TLC '635 Patent instituted by TLC in the U.S. Patent and Trademark Office ("USPTO"). On July 2, 1996, certain amended claims were allowed by the USPTO. The stay was lifted on July 11, 1996 and an amended complaint was filed by the Company on July 29, 1996. On August 16, 1996, TLC answered the amended complaint and filed a counterclaim against the Company for damages and an injunction based on infringement of the reexamined patent. On January 17, 1997, TLC filed an amended complaint asserting that the Company's method of lyophilizing AmBisome also infringes U.S. Patent 5,578,320 (the "TLC '320 Patent") which was granted by the USPTO to TLC on November 26, 1996. The TLC '635 Patent and the TLC '320 Patent (collectively, the "TLC Patents") cover essentially the same subject matter. On February 26, 1997, the Company filed an amended and supplemental complaint asserting antitrust and business tort actions against TLC. The amended complaint states that TLC had fraudulently obtained the TLC Patents by withholding information from, and intentionally misleading, the USPTO and has attempted to use the TLC Patents in order to injure NeXstar Pharmaceuticals and competition generally, including attempting to affect the Company's proposed stock offering in June 1996. Trial for the TLC Patents is currently scheduled for October 1997.

     Upon review of the claims included in the reexamination certificate relating to the TLC '635 Patent and the claims of the TLC '320 Patent, the Company has concluded that no valid claim should be found to be infringed by the Company. In addition, the Company believes that TLC's efforts in crafting claims for the TLC Patents to avoid prior liposome work reported by others has presented the Company with additional avenues of defense in any litigation. For example, because of the amendments made to the TLC '635 Patent during reexamination, the Company would also have a defense based upon the doctrine of "intervening rights." This doctrine would provide a clear defense to any damage claim for any Company activity prior to the actual issuance of the reexamined patent on July 2, 1996 and would empower the court to permit the Company to continue its activities to the extent and under such terms as the court deems equitable for the protection of investments made by the Company prior to issuance of the reexamination certificate.

     In addition, the Company has opposed the grant to TLC of the European and Japanese patents that are counterparts of the TLC Patents. The European opposition is expected to be heard in the EPO in the spring or summer of 1997. At the opposition hearing, the EPO will rule on the validity of all of the European Union counterparts to the TLC Patents. TLC initiated legal actions against the Company on October 18, 1996 in the Chancery Division of the Patents Court in the United Kingdom, on November 4, 1996 in the Regional Court of The Hague, The Netherlands and on October 18, 1996 in the Regional
Court -- Dusseldorf in Germany for alleged infringement of the respective national counterparts to the TLC Patents. In connection with each suit, TLC is seeking an injunction and damages. The Company anticipates that TLC may bring additional actions against the Company in connection with its other European counterparts to the TLC Patents and, even if the EPO determines that the European counterparts to the TLC Patents are invalid, TLC may pursue its European patent suits pending an appeal of the EPO's decision.

     If the U.S. or a European court were to determine that the TLC '635 Patent or the TLC '320 Patent or one of their European counterparts, as applicable, is both valid and infringed as a result of the freeze drying of AmBisome, the Company could be enjoined from using its current method of manufacturing and/or could be required to pay damages in connection with sales in the applicable country or countries. In such event, the Company could experience substantial interruption in its ability to produce AmBisome and/or incur significant royalty obligations. In addition, the expense of litigation is expected to be significant regardless of the outcome.

     Although the Company has been successful in its recent litigation with TLC regarding a different freeze drying patent, past success is not a predictor of success in the future and, in general, adverse results in litigation could have a material adverse effect on the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote by the Company's security holders during the fourth quarter of the Company's fiscal year ending December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market (Symbol:
NXTR). The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the Company's common stock as reported on the Nasdaq National Market.

                                                              HIGH     LOW
                                                              -----   -----
1995:
  First Quarter.............................................  $ 8 5/8 $ 5 1/2
  Second Quarter............................................    9 1/4   6 1/8
  Third Quarter.............................................   17       8 1/2
  Fourth Quarter............................................   18 5/8  10 5/8
1996:
  First Quarter.............................................  $26 3/4 $15 1/2
  Second Quarter............................................   25 1/2  16 3/4
  Third Quarter.............................................   22 3/4  16 3/8
  Fourth Quarter............................................   21      13 1/16

     As of March 24, 1997, there were approximately 537 stockholders of record of the Company.

DIVIDEND POLICY

     The Company has not declared or paid any cash dividends on its common stock since its inception. The Company does not anticipate paying any cash dividends on its common stock in the next several years. One of the Company's current loan agreements does not permit the Company to pay cash dividends. In addition, certain of the Company's other bank and equipment lease facilities require the Company to maintain financial ratios and levels of cash and/or stockholders' equity which may have the effect of limiting the Company's ability to pay dividends.

SALES OF UNREGISTERED SECURITIES

     On February 13, 1996, the Company completed a private sale of 1,425,000 shares of its common stock to a group of private investors (the "Private Investors") for $18.50 per share. The net proceeds to the Company from the sale were approximately $24.9 million. In connection with the transaction, the Company filed a "shelf" registration statement on Form S-3 registering for resale the shares acquired by the Private Investors. Pursuant to its agreement with the Private Investors, the Company is required to keep the "resale" registration statement effective for up to three years.

     During 1996, two of the Company's warrant holders exercised their warrants and received unregistered shares of the Company's common stock. On February 21, 1996 and March 31, 1996, respectively, a company, which in the past has provided equipment leasing to the Company, exercised its warrants for 17,540 and 6,619 shares of the Company's common stock, respectively, for the per share exercise prices of $6.20 and $11.21, respectively. The warrant exercise for 17,540 shares was for $108,748 in cash and the 6,619 shares were acquired in a cashless exercise using the leasing company's rights to acquire additional shares of the Company's common stock. On June 10, 1996, one of the Company's warrant holders exercised a warrant for 232,941 shares of the Company's common stock for $1,125,000 ($4.83 per share).

     On August 26, 1996, the Company issued a warrant exercisable for 50,000 shares of its common stock at $15 per share to an educational institution. The warrant, which had a term of seven years, was issued in consideration for the institution's transferring to the Company certain potential interests in patents.

     In selling the shares of common stock to the Private Investors and in connection with the issuance and exercise of its warrants, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, since the shares of common stock and warrant were transferred to a small number of sophisticated investors, none of whom was an individual.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data are derived from the Consolidated Financial Statements of NeXstar Pharmaceuticals, Inc. which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data give retroactive effect to the merger of NeXagen, Inc. and Vestar, Inc. on February 21, 1995, which has been accounted for as a pooling of interests. The selected consolidated financial data also include the acquisition of Supragen, Inc., a research-oriented biotechnology company, on September 8, 1995, which has been accounted for using the purchase method of accounting. Certain reclassifications, including adjustments to conform accounting practices, have been made to prior year amounts to agree with the current year presentation. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere herein.

                                                           YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                              1996        1995        1994       1993       1992
                                            ---------   ---------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Product revenues........................  $  80,153   $  57,770   $ 43,967   $ 30,518   $ 25,999
  License fee.............................      7,000          --         --         --         --
  Collaborative agreements and
     contracts............................      1,548       2,920      4,054      2,098        591
  Interest income.........................      1,821       1,736      2,409      2,424      2,518
                                            ---------   ---------   --------   --------   --------
Total revenues............................     90,522      62,426     50,430     35,040     29,108
Expenses:
  Cost of goods sold......................     18,320      13,246      8,091      5,024      3,896
  Research and development................     47,760      37,356     31,595     24,574     13,067
  Selling, general and administrative.....     44,939      35,300     22,108     16,279     11,627
  Purchased research and development......         --      11,824         --         --         --
  Retirement agreement expense............         --          --      4,097         --         --
  Interest expense........................      1,558       1,148        587        308         48
                                            ---------   ---------   --------   --------   --------
Total expenses............................    112,577      98,874     66,478     46,185     28,638
                                            ---------   ---------   --------   --------   --------
Income (loss) before provision for income
  taxes...................................    (22,055)    (36,448)   (16,048)   (11,145)       470
Provision for income taxes................        926         183        159        167        392
                                            ---------   ---------   --------   --------   --------
Net income (loss).........................  $ (22,981)  $ (36,631)  $(16,207)  $(11,312)  $     78
                                            =========   =========   ========   ========   ========
Net income (loss) per share...............  $   (0.88)  $   (1.57)  $  (0.71)  $  (0.53)  $   0.00
                                            =========   =========   ========   ========   ========
Shares used in computing net income (loss)
  per share...............................     26,029      23,374     22,825     21,336     21,891
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities..............................  $  41,965   $  26,734   $ 40,284   $ 54,495   $ 72,015
Working capital...........................     48,199      35,029     44,099     62,094     79,373
Total assets..............................    144,500     112,449    126,927    103,912     97,633
Long-term obligations.....................     15,206       9,848     10,500      2,107      1,899
Accumulated deficit.......................   (125,976)   (102,995)   (66,364)   (50,157)   (38,845)
Total stockholders' equity................     87,622      81,164     97,374     91,135     89,841

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     NeXstar Pharmaceuticals is a leading biopharmaceutical company engaged in the discovery, development, manufacture and marketing of proprietary pharmaceutical products to treat life-threatening and other serious diseases.

     The Company markets AmBisome, a liposomal formulation of amphotericin B, for the treatment of life-threatening fungal infections when conventional treatment fails, and DaunoXome, a liposomal formulation of the anticancer agent daunorubicin, which is used as a first line therapy for the treatment of advanced, HIV-associated Kaposi's sarcoma ("KS"). The Company currently relies on sales of AmBisome in Europe for a substantial majority of its product revenues and expects sales of AmBisome in Europe to account for a majority of its revenues in 1997. AmBisome has been approved for sale by the regulatory authorities in 25 countries for the treatment of fungal infections, including four countries in which it has been approved as a primary therapy. In November 1996, a New Drug Application was filed with the U.S. Food and Drug Administration (the "FDA") for the use of AmBisome as a primary treatment for confirmed and presumptive fungal infections, prophylaxis in liver transplant patients, empiric therapy in neutropenic patients and visceral leishmaniasis and as a secondary treatment for fungal infections refractory to amphotericin B treatment. In April 1996, the Company received approval for DaunoXome as a first line treatment for KS from the FDA and formally launched the drug in the U.S. on May 1, 1996. In addition, DaunoXome has been approved for sale as a primary therapy for KS in Canada and 16 European countries. Revenue growth will be substantially dependent upon increased penetration of existing markets, establishing new markets, development of new indications for AmBisome and DaunoXome and introduction of new products.

     In connection with most of its European sales, the Company prices its products in the currencies of the countries into which they are sold (the "Payment Currencies"), and revenues in the past have been and in the future could be adversely affected by currency fluctuations. A significant majority of the Company's manufacturing costs are in U.S. dollars. Therefore, any fall in the value of the Payment Currencies relative to the U.S. dollar is likely to negatively impact gross margins for the Company's products since the Company's manufacturing costs would stay approximately the same while its revenue in terms of U.S. dollars would decline. Sales in Germany, the U.K., Italy and Spain together accounted for 58% of AmBisome revenues for the year ended December 31, 1996. The Company prices its products in each of these four countries in the local currency. Between January 1, 1997 and March 24, 1997, the value of the U.S. dollar increased 9%, 6%, 10% and 9%, respectively, against the German Mark, the British Pound, the Italian Lira and the Spanish Peseta. Absent an increase in the price of the Company's products throughout Europe or a general decline in the value of the U.S. dollar versus most leading European currencies, the continued strength of the U.S. dollar may significantly impact the Company's revenues as denominated in U.S. dollars.

     NeXstar Pharmaceuticals hedges certain of its foreign currency exposures, with respect to its outstanding trade accounts receivable and accounts payable, through the use of forward contracts. In the future, the Company may begin currency hedging in connection with anticipated revenues and expenses and may use options in addition to forward contracts. Such hedging will be done solely for the purpose of protecting the Company from foreign currency fluctuations. NeXstar Pharmaceuticals does not enter into speculative foreign currency transactions and does not write speculative options. The Company recognizes a gain or loss for each forward contract for the difference between the contract rate and the market rate on each balance sheet date which is recorded as a selling, general and administrative expense. At present, no deferred accounting is used in connection with the Company's hedging activities. Notwithstanding its hedging activities (which have not always included fully hedging against potential gains or losses), the Company has in the past recognized foreign exchange gains and losses. There can be no assurance that significant gains or losses will not be incurred in the future.

     NeXstar Pharmaceuticals was formed in 1991 as NeXagen, Inc. The Company is the result of a merger (the "Merger") between NeXagen, Inc. and Vestar, Inc. ("Vestar") on February 21, 1995. In connection with the Merger, NeXagen, Inc. changed its name to NeXstar Pharmaceuticals, Inc. The Merger was accounted for as a pooling of interests. Except where otherwise indicated, the following Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the Merger and the pooling-of-interests accounting treatment, and thus includes the results of Vestar for all periods discussed.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

     Product revenues increased 39% to $80.2 million, 31% to $57.8 million and 44% to $44.0 million in 1996, 1995 and 1994, respectively, primarily due to increased unit sales of AmBisome in existing markets. Sales of DaunoXome, which was initially approved in the U.S. during the second quarter of 1996, totaled $3.9 million for 1996.

     During 1996, the Company recorded as revenue an initial $7.0 million licensing fee (less withholding taxes of $700,000) in connection with a licensing agreement with Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") pursuant to which Sumitomo will develop and market AmBisome in Japan.

     Collaborative agreement and contract revenues were $1.5 million, $2.9 million and $4.1 million for 1996, 1995 and 1994, respectively. Collaborative agreement and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and performance of contract benchmarks. Certain of the Company's collaborative research agreements with corporate partners, which provided revenues for the Company during 1995, expired or were terminated in 1996.

     Interest income was $1.8 million, $1.7 million and $2.4 million in 1996, 1995 and 1994, respectively. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

     Cost of goods sold was $18.3 million, or 23% of product revenues, $13.2 million, or 23% of product revenues, and $8.1 million, or 18% of product revenues, in 1996, 1995 and 1994, respectively. The increase in cost of goods sold was primarily due to increased sales of AmBisome and DaunoXome. The increase in cost of goods sold as a percentage of product revenues in 1996 and 1995 compared to 1994 was primarily the result of (i) an increase in sales of AmBisome at cost to Fujisawa USA, Inc., the Company's U.S. promotion and development partner, for use in clinical trials and (ii) validation costs and overhead expenses attributable to the Company's new manufacturing facility in San Dimas, California. In 1995 and 1994, the Company recorded charges for certain AmBisome lots produced in prior years which subsequently failed to pass certain of the Company's stringent internal quality control specifications of $932,000 and $1.4 million, respectively. Since 1993, NeXstar Pharmaceuticals has incurred manufacturing scale-up costs for the production of DaunoXome which have negatively impacted cost of goods sold as a percentage of product revenues. Additional scale-up costs are expected to be incurred in 1997. If the Company is successful in increasing its product revenues, the Company expects to gain manufacturing efficiencies from increased production thereby decreasing its cost of goods sold per unit of product. Cost of goods sold consists primarily of raw materials, allocations of overhead, labor and equipment costs and charges associated with lyophilization services provided by outside vendors.

     Research and development expenses increased 28% to $47.8 million, 18% to $37.4 million and 29% to $31.6 million for 1996, 1995 and 1994, respectively. The increase in research and development expenses is primarily attributable to increased product development and research activities (including an increase in personnel as a result of the acquisition of Supragen, Inc., a research-oriented biotechnology company, in September 1995). In addition, in 1996 the Company had a charge to research and development of $1.2 million in connection with a write down of an investment that the Company holds in a biotechnology company, an expense of $1.0 million in connection with the Company's decentralization of its medical/regulatory operations in Europe and an expense of $1.2 million in connection with the acquisition of additional laboratory facilities. In 1996, $1.2 million of research expenses was sponsored by third parties, as compared to $2.1 million and $2.6 million in 1995 and 1994, respectively. Research and development expenses consist primarily of salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel, consultants, supplies, occupancy costs and depreciation of laboratory equipment and facilities. The Company expects research and development expenses, including those for clinical trials, to continue to increase as personnel and research and development facilities are expanded.

     Selling, general and administrative expenses increased 27% to $44.9 million, 60% to $35.3 million and 36% to $22.1 million, or 56%, 61% and 50% of product revenues in 1996, 1995 and 1994, respectively. The increase for 1996 primarily relates to (i) the expansion of the Company's marketing efforts, in particular, in connection with the launch of DaunoXome and the continued expansion of the Company's international operations; (ii) increased litigation costs in connection with two U.S. patents and their European and Japanese counterparts held by The Liposome Company; (iii) an expense of $741,000 in connection with the termination of distribution agreements in Australia and France; and (iv) an increase of $520,000 in the Company's allowance for doubtful accounts due to an increase in accounts receivable resulting primarily from increased sales of the Company's products. The increase in 1995 was primarily due to (a) merger-related costs of $2.7 million; (b) costs due to expansion of the Company's sales and marketing distribution network of $4.2 million, including establishment of a sales force in the U.S. in anticipation of final marketing approval for DaunoXome; (c) a $2.4 million note receivable allowance relating to a loan previously made to Phytogen Life Sciences Inc., a Canadian company in which the Company owns a minority interest; and (d) $584,000 related to the cost of a registration statement filed in September 1995 for the sale of the Company's common stock, which was withdrawn in October 1995. The 1995 increase was also due to other expenses incurred in connection with increased sales of AmBisome and to an increase in legal expenses, including expenses related to the Company's European operations and other corporate matters. In addition, the Company recognized foreign exchange gains (losses) of approximately ($362,000), $371,000 and $272,000 in 1996, 1995 and 1994,
respectively, principally due to the revaluation of the Company's accounts receivable denominated in foreign currency.

     Interest expense was $1.6 million, $1.1 million and $587,000 in 1996, 1995 and 1994, respectively. The increase for 1996 was primarily due to interest payable under the term loan agreement for $10 million entered into by the Company in June 1996, other short-term borrowings and additional borrowings in connection with several equipment lease arrangements. The increase for 1995 was due primarily to additional borrowings in connection with several equipment lease arrangements.

     Results for 1994 were impacted by a charge to earnings of $4.1 million, as a result of an agreement with Dr. Roger Crossley who retired on May 25, 1994 as the President and Chief Executive Officer of Vestar. Vestar and Dr. Crossley entered into an agreement effective May 25, 1994 in connection with his retirement (the "Agreement"). Under the terms of the Agreement, the Company during 1994 and 1995 paid Dr. Crossley (i) approximately $2.1 million in connection with his sale of certain shares of the Company's common stock, (ii) approximately $158,000 for health insurance and (iii) a salary through June 1995 at an annual rate of $300,000. The $2.1 million payment in 1995 related to the Company's guarantee to him that in the event that prior to May 25, 1997 he sold certain shares of the Company's common stock which he owned at a price less than $15.77 per share, the Company would pay him the difference between the sales price and $15.77 per share. During June and July, 1995, Dr. Crossley sold all but 44,000 of the shares covered by the Agreement. In March 1996, he sold the remaining 44,000 shares covered by the Agreement at no cost to the Company.

     The Company reported a net loss for 1996 of $23.0 million, or $0.88 per share, compared to a net loss of $36.6 million, or $1.57 per share, and a net loss of $16.2 million, or $0.71 per share, for 1995 and 1994, respectively. The net loss for 1995 included a one-time, non-cash charge of $11.8 million for purchased research and development in connection with the Supragen, Inc. acquisition.

  PATENT MATTERS

     The Company is currently involved in litigation matters and interference proceedings involving patent and infringement claims with respect to the Company's products. To date, the outcomes of these litigation matters and interference proceedings have been favorable to the Company although they have resulted in significant litigation expenses. The Company believes that there will continue to be significant litigation in the pharmaceutical industry regarding patents and other intellectual property rights, but cannot predict the likelihood of it being involved in any additional disputes. Any additional litigation could consume a substantial portion of the Company's resources regardless of the outcome of such litigation.

     On May 17, 1993, the Company filed a complaint in the United States District Court for the District of Delaware asking the court to declare U.S. Patent No. 4,880,635 (the "TLC '635 Patent") invalid, unenforceable and not infringed following allegations by The Liposome Company ("TLC") that freeze-dried AmBisome infringes the TLC '635 Patent. The United States District Court for the District of Delaware stayed the lawsuit pending the outcome of a reexamination of the TLC '635 Patent instituted by TLC in the U.S. Patent and Trademark Office ("USPTO"). On July 2, 1996, certain amended claims were allowed by the USPTO. The stay was lifted on July 11, 1996 and an amended complaint was filed by the Company on July 29, 1996. On August 16, 1996, TLC answered the amended complaint and filed a counterclaim against the Company for damages and an injunction based on infringement of the reexamined patent. On January 17, 1997, TLC filed an amended complaint asserting that the Company's method of lyophilizing AmBisome also infringes U.S. Patent 5,578,320 (the "TLC '320 Patent") which was granted by the USPTO to TLC on November 26, 1996. The TLC '635 Patent and the TLC '320 Patent (collectively, the "TLC Patents") cover essentially the same subject matter. On February 26, 1997, the Company filed an amended and supplemental complaint asserting antitrust and business tort actions against TLC. The amended complaint states that TLC had fraudulently obtained the TLC Patents by withholding information from, and intentionally misleading, the USPTO and has attempted to use the TLC Patents in order to injure NeXstar Pharmaceuticals and competition generally, including attempting to affect the Company's proposed stock offering in June 1996. Trial for the TLC Patents is currently scheduled for October 1997.

     In addition, the Company has opposed the grant to TLC of the European and Japanese patents that are counterparts of the TLC Patents. The European opposition is expected to be heard in the EPO in the spring or summer of 1997. At the opposition hearing, the EPO will rule on the validity of all of the European Union counterparts to the TLC Patents. TLC initiated legal actions against the Company on October 18, 1996 in the Chancery Division of the Patents Court in the United Kingdom, on November 4, 1996 in the Regional Court of The Hague, The Netherlands and on October 18, 1996 in the Regional
Court -- Dusseldorf in Germany for alleged infringement of the respective national counterparts to the TLC Patents. In connection with each suit, TLC is seeking an injunction and damages. The Company anticipates that TLC may bring additional actions against the Company in connection with its other European counterparts to the TLC Patents and, even if the EPO determines that the European counterparts to the TLC Patents are invalid, TLC may pursue its European patent suits pending an appeal of the EPO's decision.

     If the U.S. or a European court were to determine that the TLC '635 Patent or the TLC '320 Patent or one of their European counterparts, as applicable, is both valid and infringed as a result of the freeze drying of AmBisome, the Company could be enjoined from using its current method of manufacturing and/or could be required to pay damages in connection with sales in the applicable country or countries. In such event, the Company could experience substantial interruption in its ability to produce AmBisome and/or incur significant royalty obligations. In addition, the expense of litigation is expected to be significant regardless of the outcome. The Company does not believe that the TLC Patents present a material risk to the Company. See "Legal Proceedings" in Part I of this Report and "Risk Factors" in Part II of this Report.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities position at December 31, 1996 was $42.0 million, compared to $26.7 million on December 31, 1995. The $15.2 million increase in cash, cash equivalents and marketable securities position was primarily the result of the following:

Net loss..................................................  $(22,981,000)
Depreciation and amortization.............................    11,300,000
Write down of investment in life science enterprise.......     1,241,000
Other non-cash items......................................       391,000
Working capital...........................................   (10,282,000)
                                                            ------------
          Net cash used in operating activities...........                 $(20,331,000)
Investment in equipment and leasehold improvements........                  (11,198,000)
Proceeds from short-term borrowings, net..................                    9,436,000
Proceeds from sale-leaseback transactions.................                    2,978,000
Payments on capital lease obligations.....................                   (4,258,000)
Proceeds from issuance of long-term debt..................                   11,527,000
Repayments on long-term debt..............................                   (1,667,000)
Proceeds from sale of common stock, net...................                   29,364,000
Other.....................................................                     (620,000)
                                                                           ------------
          Total increase in cash, cash equivalents and
            marketable securities.........................                 $ 15,231,000
                                                                           ============

     The Company invests its cash in interest-bearing investment grade securities.

     The Company's accounts receivable balance at December 31, 1996 was $30.0 million as compared to $18.3 million on December 31, 1995. The growth in receivables was primarily due to increased sales of AmBisome and proportionately increased sales of the Company's products in countries in which payments tend to be slower than the average payment periods historically experienced by the Company. The Company considers the credit risk of its customers taken as a whole to be low. However, payment practices between countries vary significantly and increased sales in countries in which payments tend to be slower, often as a result of the slowness by governmental entities in reimbursing the Company's customers, have in the past increased, and in the future may increase, the average length that accounts receivable are outstanding and may increase the financial risk of certain of the Company's customers. During 1996, the Company was granted a security interest in accounts receivable owed to one of the Company's distributors by hospitals in the country in which such distributor operates. The Company continually seeks improvements in its collection process to maximize its cash flow from product sales in a timely manner. As a result of the growth of accounts receivable, the Company increased its allowance for doubtful accounts by $520,000 during 1996.

     As of December 31, 1996, the Company's inventory value was $15.6 million compared to $9.5 million as of December 31, 1995 which represents a 65% increase for the period ended December 31, 1996. The increase resulted primarily from an overall increase in inventory to meet product demand. If the Company is successful in increasing its product revenues, the Company expects to gain manufacturing efficiencies from increased production thereby decreasing cost of goods sold per unit of product.

     For the year ended December 31, 1996, the Company had proceeds from sales and leaseback transactions of $3.0 million related to the purchase of capital equipment. As of December 31, 1996, $601,000 was available under equipment lease agreements relating to the lease of manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture and fixtures.

     At December 31, 1996, the Company had borrowings of $10 million under a $10 million unsecured line of credit. The line of credit was terminated in March 1997. The line of credit was entered into in November 1996 and replaced a prior credit facility with the same bank that was for borrowings of up to $7 million. The amount, which the Company was permitted to borrow under the prior credit facility, was raised from $5 million to $7 million in September 1996.

     In June 1996, the Company entered into a term loan agreement for $10 million (the "Loan Agreement"). The loan is being repaid in 48 monthly installments with the first installment having been paid in July 1996. As of December 31, 1996, the Company had borrowings of $8.75 million under the Loan Agreement. The Loan Agreement requires the Company to meet certain financial covenants, including maintaining net cash, cash equivalents and/or investment grade securities equal to the outstanding principal loan balance plus $10 million, of which an amount of cash, cash equivalents and/or investment grade securities equal to the outstanding principal loan balance plus three months' interest thereon must be maintained in an unrestricted account.

     In May 1996, the Company's Spanish subsidiary entered into an agreement to borrow up to 500 million Spanish Pesetas (approximately $3.5 million) with such borrowing being secured by the subsidiary's accounts receivable in Spain. In February 1997, the agreement was amended to increase the amount that the subsidiary may borrow up to 750 million Spanish Pesetas (approximately $5.2 million). In connection with the agreement, the Company is maintaining $2.0 million in an unrestricted account. As of December 31, 1996, the subsidiary had borrowings of 338 million Pesetas (approximately $2.6 million on December 31,
1996) under the agreement. The Company's Spanish subsidiary is required to repay the borrowings under the agreement in May 1997.

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

     During May 1996, the Company filed a registration statement with the Securities and Exchange Commission for the issuance of 2.5 million shares of the Company's common stock. In June 1996, the Company withdrew its plan to issue such shares.

     In June 1996, one of the Company's warrant holders exercised a warrant for 232,941 shares of the Company's common stock for $1,125,000 ($4.83 per share).

     The Company in the past several years has had substantial costs in connection with building and equipping its facilities, including spending approximately $22 million for the development of its new manufacturing facility in San Dimas, California and obtaining approximately $12 million of equipment for use therein. The Company anticipates significant additional cash outlays during 1997 in connection with developing and equipping additional laboratory space in Boulder, Colorado.

     The Company believes that it is advisable to augment its existing cash in order to fund all of the activities, including conducting clinical trials, which the Company believes are necessary to continue its growth. Therefore, the Company anticipates raising cash whenever market conditions are favorable and is currently exploring alternatives for obtaining funds. Such capital may be raised through additional public or private financing, as well as collaborative relationships, borrowings and other available sources. In addition, in the course of its business, the Company evaluates products and technologies held by third parties which, if acquired, could result in the development of product candidates by the Company or which complement technologies currently being developed by the Company. The Company expects from time to time to be involved in discussions with other entities concerning the Company's potential acquisition of rights to additional pharmaceutical products. In the event that the Company acquires such products or third-party technologies, the Company may find it necessary or advisable to obtain additional funding.

     The Company's future capital requirements will be substantial and will depend on, and could increase as a result of, many factors, including progress of the Company's research, drug discovery and development programs; whether the Company acquires interests in products currently held by third parties; the results and costs of preclinical and clinical testing of the Company's products, if developed; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; payments received under collaborative agreements; changes in collaborative research relationships; the costs associated with potential commercialization of its products, if any, including the development of additional manufacturing, marketing and sales capabilities; the cost and availability of third-party financing for capital expenditures; and administrative and legal expenses. In particular, the Company expects to have significant cash requirements in the near future as a result of, but not limited to: (i) increased clinical studies which are required in order to expand the indications and markets for AmBisome and DaunoXome; (ii) the cost of obtaining approval for pharmaceuticals which have been and are being developed by the Company, including MiKasome (the Company's liposomal formulation of amikacin, a potent aminoglycoside antibiotic); (iii) the cost of equipping new facilities; and (iv) costs in connection with the Company's litigation involving the TLC Patents and their European and Japanese counterparts. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of the Company, dilution to then existing stockholders may result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs or commercialization efforts or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

RECENT EVENTS

     The Company has entered into an agreement with its European toll manufacturer to acquire for one million Irish Punts (approximately $1.6 million) the Dublin, Ireland facilities at which the toll manufacturer is providing quality control testing, final labeling and packaging for the Company's products in Europe. The Company anticipates acquiring the facilities in the third quarter of 1997.

     In February 1997, Schering A.G. agreed to increase its annual funding to the Company to $2.4 million from $1.0 million in connection with a collaborative research agreement first entered into in 1993.

     In March 1997, the Company substantially restructured its bank financing by
(a) terminating an unsecured line of credit pursuant to which it had a right to borrow up to $10 million, (b) entering into a credit agreement pursuant to which the Company and certain of its subsidiaries may borrow up to $15 million, with the borrowings being collateralized by certain of the non-U.S. accounts receivable of the Company and the subsidiaries and (c) entering into a revolving line of credit (the "Credit Line") pursuant to which the Company may borrow up to $15 million. An affiliate of Warburg, Pincus Investors, L.P. ("WPI"), a beneficial owner of more than 5% of the Company's common stock, is a guarantor of the Credit Line in return for WPI's receipt of a warrant to acquire 125,000 shares of the Company's common stock at a purchase price of $12.50 per share.

                                  RISK FACTORS

     The following risk factors should be read in conjunction with information appearing elsewhere in this Report. Special Note: Certain statements set forth below constitute "forward-looking statements" that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the "forward-looking statements." See "Special Note Regarding Forward-Looking Statements" on page 45 for additional factors relating to such statements.

DEPENDENCE ON PRINCIPAL PRODUCT

     The Company has relied on sales of AmBisome for most of its product revenues with a substantial majority of those sales occurring in European countries. A reduction in demand for AmBisome could have a material adverse effect on the Company's results of operations. Additional regulatory approvals will be needed in order to market AmBisome in the United States and to expand the indications for which it may be marketed in the countries where it is already approved. There can be no assurance as to whether or when such approvals will be obtained.

     The Company has only one other product, DaunoXome, that has received regulatory approval and such approvals were generally obtained during 1996. Sales to date for DaunoXome have been limited and there can be no assurance as to the volume of sales that will be achieved. The Company will seek to expand the market for DaunoXome by obtaining approvals for indications in addition to Kaposi's sarcoma. However, there can be no assurance that the drug will be effective for the treatment of other diseases or that such additional approvals will be obtained.

     The Company has one other product that has reached clinical development, MiKasome, for which Phase I clinical trials are currently being initiated in the United States. While the results of animal and early human tests have been encouraging, the results of animal studies may not be indicative of efficacy in humans, and further human testing of MiKasome may not achieve the desired result, may reveal unduly harmful side effects or may be less efficacious than other drug entities or delivery systems for the desired indication. No assurance can be given that MiKasome will be more effective than existing drugs or other technologies that may be developed in the future or that MiKasome will reach commercialization or be accepted by the medical community.

     The Company's other potential products that are based on liposomal or other technologies are in development, and there can be no assurance that such potential products will be successfully developed, achieve therapeutic efficacy, be approved by regulatory authorities or be successfully marketed. Nor can there be any assurance that the Company will be able to develop any additional products, that the approval of its current products will not be revoked or that named-patient purchases will be permitted to continue in countries that have not granted approval for AmBisome or DaunoXome.

RISK OF CURRENCY FLUCTUATIONS

     Substantially all of the sales of AmBisome occurred in Europe with 58% of the Company's AmBisome sales for the year ending December 31, 1996 occurring in the United Kingdom, Germany, Italy and Spain. In most significant European markets, the Company prices AmBisome and DaunoXome in the currency of the country in which such products are sold. Accordingly, the prices of such products in dollars will vary as the value of the dollar fluctuates against such local currencies. Increases in the value of the dollar against such currencies as have occurred during the first quarter of 1997 may reduce the dollar return to the Company on the sale of its products. Furthermore, there can be no assurance that significant additional fluctuations in foreign currency values will not occur that will create substantial differences in the relative prices of the Company's products in different countries. In addition, although the Company implements hedging techniques with respect to its foreign currency accounts receivable and accounts payable, these techniques have not completely eliminated the effects of foreign currency fluctuations in the past, and there can be no assurance that such techniques will be successful in the future. The Company currently hedges certain of its foreign currency exposures, with respect to its outstanding trade accounts receivable and accounts payable, through the use of forward contracts. In the future, the Company may begin currency hedging in connection with anticipated revenues and expenses and may use options in addition to forward contracts. Such hedging will be done solely for the purpose of protecting the Company from foreign currency fluctuations and not for the purpose of speculating in foreign currency.

TECHNOLOGICAL UNCERTAINTY

     A significant portion of the Company's research is focused upon the discovery and development of novel pharmaceuticals based upon oligonucleotides. There can be no assurance that any of the Company's approaches to drug discovery will result in commercially successful drugs. Although the Company has demonstrated an ability to efficiently identify oligonucleotides that bind with high affinity to and inhibit selected molecular targets, the Company has not successfully demonstrated the efficacy of such oligonucleotides as human therapeutic agents, nor have any human clinical trials been initiated with products based upon such oligonucleotides. Additionally, the Company has yet to demonstrate the efficacy or therapeutic usefulness of any compounds derived from its SELEX process or Parallel SELEX process. There remain numerous challenges which the Company must address to successfully develop commercial products from the lead compounds which it identifies through its SELEX process or Parallel SELEX process. These challenges include developing and implementing appropriate clinical protocols and developing manufacturing methods which are efficient, cost-effective and capable of meeting stringent regulatory standards. In addition, although many targets with potential therapeutic significance have already been identified, there can be no assurance that the targets selected by the Company will ultimately prove to have the requisite medical significance such that a compound binding tightly to such target will prove to be a useful pharmaceutical product. There can be no assurance that the Company will successfully address any of these or other challenges that may arise in the course of its research and development.

     In addition to developing products based on its liposome, SELEX process and Parallel SELEX process technologies the Company has a longer-term strategy of providing pharmaceuticals to treat patients with cancer, infectious diseases and immunological and hematological disorders by employing other technologies. However, there can be no assurance that the Company will be successful in developing marketable products using such technologies or will have the scientific or financial resources necessary to develop all of the potential drug candidates or technologies which its scientists may discover or the Company may acquire.

UNCERTAINTY OF HEALTH CARE REIMBURSEMENT

     The Company's ability to commercialize its current and any future products depends in part on the extent to which reimbursement for the cost of such products and related treatments are available from government health agencies, private health insurers and other third-party payors. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products. Significant uncertainty exists as to the reimbursement status of newly-approved health care products, and there can be no assurance that adequate third-party coverage will be available for the Company to obtain satisfactory price levels for its products. Government and other third-party payors are increasingly attempting to contain health care costs by a variety of means, including limiting both the degree of coverage and the level of reimbursement for new therapeutic products or new indications for therapeutic products. If adequate coverage and reimbursement levels are not provided by government and third-party payors for use of the Company's existing and potential products, the market acceptance of these products would be adversely affected.

RELIANCE ON PROPRIETARY RIGHTS

     The Company's success depends in part on its ability to continue to obtain patent protection in the United States and other countries for its technologies and the products, if any, resulting from the application of such technologies. The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions. The Company intends to continue to file applications as appropriate for patents covering its technologies and any products resulting from the application of such technologies. No assurance can be given that patents will issue from any of the Company's applications or that patents will be issued in connection with technology licensed by the Company or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's proprietary rights, that such patents will not be challenged, invalidated or circumvented or that the rights granted pursuant to such patents will provide competitive advantages to the Company.

     The commercial success of the Company will also depend in part on the Company not infringing patents or proprietary rights of third parties nor breaching any technology licenses that relate to the Company's technologies and products. A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's business. In addition, such entities may file applications for or be issued future patents with respect to technology potentially necessary or useful to the Company. The Company is aware of third parties that have filed patent applications with claims allegedly covering technologies similar to the basic aspects of the Company's SELEX process. Some of these technologies, applications or patents may conflict with the Company's technologies and existing or future patents, if any, or patent applications. Such conflict could limit the scope of the patents that NeXstar Pharmaceuticals has obtained or may be able to obtain or result in the Company's patent applications failing to issue as patents. In addition, if patents that cover the Company's activities are issued to other companies, there can be no assurance that NeXstar Pharmaceuticals would be able to obtain licenses to these patents at a reasonable cost, or at all, or be able to develop or obtain alternative technology. In addition, as more patents are issued to third parties, the risk increases that the Company's products may give rise to claims that they infringe the patents of others.

LITIGATION RISKS RELATED TO PROPRIETARY RIGHTS

     See "Business -- Patents, Trade Secrets and Licenses" and "Legal Proceedings" in Part I of this Report.

MANUFACTURING RISKS

     The Company is manufacturing AmBisome in commercial quantities in its 650 Facility in San Dimas, California and is in the process of completing the validation of the 502 Facility in San Dimas, California, in part, to increase its production capacity for AmBisome and DaunoXome. However, the manufacture of AmBisome and DaunoXome in the 502 Facility has not yet been approved by the Medicines Control Agency of the United Kingdom (the "MCA") or the U.S. Food and Drug Administration (the "FDA") and the Company has limited experience in operating this facility. While the Company currently has internal capacity to perform lyophilization (product freeze-drying) in smaller clinical batches, it relies on third parties to lyophilize larger commercial batches. There can be no assurance that problems with such lyophilization vendors will not occur and have an adverse effect on the Company's results of operations or that the product manufacturing operations in the 502 Facility will be approved by the MCA and FDA and provide the Company with its own lyophilization capability.

     The Company in the past has manufactured DaunoXome in quantities sufficient to support clinical trials and has increased batch sizes in connection with commercial sales. The Company currently has regulatory approval from the MCA to manufacture both AmBisome and DaunoXome for commercial distribution at the 650 Facility. The Company has obtained FDA approval to manufacture DaunoXome for commercial distribution in the 650 Facility and has sought MCA, FDA and state approval to manufacture AmBisome and DaunoXome at the 502 Facility and FDA approval to manufacture AmBisome at the 650 Facility. The local FDA district office has indicated that it will recommend approval of the application to permit the use of the 650 Facility for the manufacture of AmBisome. In addition, the MCA has determined that the 502 Facility is in general compliance with the principles and guidelines of good manufacturing practice and has indicated that it will support the licensing of AmBisome and DaunoXome in the facility. The Company has limited experience in the larger-scale manufacture of DaunoXome and there can be no assurance that the Company will be successful in the larger-scale manufacture of DaunoXome or that the regulatory approvals which the Company is currently seeking in connection with its manufacturing facilities will be granted.

     Additionally, to import its products into the European Union (the "EU"), the Company must receive quality control release of its products in the EU. The Company currently obtains quality control release of its products through a toll manufacturer which it uses in Ireland pursuant to an agreement which terminates on

June 30, 1997. NeXstar Pharmaceuticals has entered into an agreement with its toll manufacturer to acquire the manufacturer's current toll manufacturing facility in Dublin, Ireland for one million Irish Punts (approximately $1.6 million). The Company currently anticipates acquiring the Dublin facility in the third quarter of 1997 and expects its current toll manufacturer to continue providing services until then. Although no assurance can be given, the Company anticipates that it will be able to timely obtain all of the validations which it may need to perform its own quality control release after its acquisition of the Dublin facility. In the event that the Company is unable to complete the acquisition of the Dublin facility or is delayed in receiving all necessary validations for such facility, the Company will be required to obtain quality control release in the EU through other means. While the Company believes that it will be able to continue to obtain quality control release for its products in the EU through other means, no assurances can be given.

     The manufacture of AmBisome and DaunoXome involves a number of technical steps and requires meeting stringent quality control specifications imposed by government regulatory bodies and by the Company itself. Additionally, such products can only be manufactured in facilities that comply with applicable regulatory standards. Because of these factors, the Company may not be able to quickly and efficiently replace its manufacturing capacity in the event that it is unable to manufacture its products at one or more of its facilities. In the event of a natural disaster (including an earthquake), equipment failure, strike or other difficulty, the Company may be unable to manufacture its products in a manner necessary to fulfill the demand for the products. If the Company does not receive approval to manufacture its products in the 502 Facility, it could become unable to meet its manufacturing requirements, which could have a material adverse effect on the Company's business and results of operations.

     The Company depends on single suppliers for high quality amphotericin B, daunorubicin HCl and high quality cholesterol, each of which is used in the Company's manufacture of its liposome products. Additional suppliers of these components are presently under evaluation. If any of these materials becomes unavailable from its respective supplier, the Company would be unable to manufacture at least some of its liposome products until alternative sources of supply are obtained and the substitution of such replacement supplies has been granted by the appropriate regulatory authorities. The Company believes that alternative supplies of such materials are or will become available at reasonable prices. However, no assurance as to the availability of such supplies can be given.

     While the Company has experience in manufacturing drug products based on liposome technologies, it lacks experience in the manufacture of other pharmaceuticals, including oligonucleotide-based products. The Company has leased 5,260 square feet and 9,800 square feet of space for use as a bulk pharmaceutical manufacturing facility and as a development lab, respectively, in connection with compounds derived using the SELEX process. The manufacturing facility has not been validated for the production of any product and there can be no assurance that it will ultimately obtain "current Good Manufacturing Practices" status. The Company has not yet determined which, if any, drug substances it will attempt to develop or produce at the facilities, and there is no assurance that any drug substance selected for development and/or production at the facilities will be suitable for production on a larger scale. To the extent that the Company's current facilities are unsuitable for the manufacture on an adequate scale of new drug substances developed by the Company, the Company will need to develop additional facilities or contract with third parties for the manufacture of drug substances, if any, that it may develop for its own account or in connection with collaborative arrangements in which it has retained manufacturing rights. If the Company is unable to develop needed manufacturing facilities or to obtain or retain third party manufacturing on acceptable terms, the Company's ability to conduct preclinical and clinical testing will be adversely affected and it will be unable to obtain regulatory approval for or supply commercial quantities of products it may successfully develop. There can be no assurance that the Company will be successful in the further development of its manufacturing capabilities for its potential products.

MARKETING RISKS

     The Company has formed a network of subsidiaries in Europe to promote and sell AmBisome and DaunoXome. The Company has also entered into a number of agreements with distributors for the promotion, sale and/or distribution of AmBisome and DaunoXome. To date, the Company has not relied on larger corporate partners in its primary markets to perform these functions. The Company competes with many other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that either the Company's marketing or sales efforts will compete successfully against other companies. The Company has assembled a marketing group for the sale of the Company's products in the United States, where DaunoXome was approved in mid-1996, and in other countries worldwide. The Company has had limited experience in the marketing of pharmaceuticals in the United States and there can be no assurance that the Company's marketing and sales efforts in the United States will be successful.

COMPETITION

     See "Business -- Competition" in Part I of this Report.

EUROPEAN PRICING CONSTRAINTS

     As a result of deriving most of its revenues from European countries, the Company is subject to the risk of parallel imports, governmental regulation of prices and potential price competition.

     Under European Union laws, the Company is limited in its ability to restrict the distributors of its products and third parties from selling the Company's products in other countries when customers from such other countries offer to buy the product from such distributors or third parties. To the extent that the Company's product prices vary among countries, the Company is susceptible to parallel importing between the countries. To date, the Company does not believe that its revenues have been significantly reduced by parallel import activities among European countries.

     Differing product prices among countries occur in part because many foreign countries require regulatory approval of prices. In particular, certain European countries will condition their approval of a product on the agreement of the seller not to sell that product for more than a certain price in the country. There can be no assurance that any regulatory action reducing the price of AmBisome or DaunoXome in any one European country will not have the practical effect of requiring the Company to correspondingly reduce its prices in other European countries as a result of government mandated price reductions or price pressures resulting from the potential of parallel importing. If the Company is successful in developing additional products or obtaining approval for additional indications for its current drugs, the Company may also face increased price competition from potential competitors, including European-based companies.

HISTORY OF LOSSES; FUTURE CAPITAL NEEDS ANTICIPATED

     The Company has incurred substantial losses during its history. At December 31, 1996, the Company's accumulated deficit was $126.0 million. There can be no assurance that the Company will ever achieve or maintain profitability.

     The Company believes that it is advisable to augment its existing cash in order to fund all of the activities, including conducting clinical trials, which the Company believes are necessary to continue its growth. Therefore, the Company anticipates raising cash whenever market conditions are favorable and is currently exploring alternatives for obtaining funds. Such capital may be raised through additional public or private financing, as well as collaborative relationships, borrowings and other available sources. In addition, in the course of its business, the Company evaluates products and technologies held by third parties which, if acquired, could result in the development of product candidates by the Company or which complement technologies currently being developed by the Company. The Company expects from time to time to be involved in discussions with other entities concerning the Company's potential acquisition of rights to additional pharmaceutical products. In the event that the Company acquires such products or third-party technologies, the Company may find it necessary or advisable to obtain additional funding.

     The Company's future capital requirements will be substantial and will depend on, and could increase as a result of, many factors, including progress of the Company's research, drug discovery and development programs; whether the Company acquires interests in products currently held by third parties; the results and costs of preclinical and clinical testing of the Company's products, if developed; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; payments received under collaborative agreements; changes in collaborative research relationships; the costs associated with potential commercialization of its products, if any, including the development of additional manufacturing, marketing and sales capabilities; the cost and availability of third-party financing for capital expenditures; and administrative and legal expenses. In particular, the Company expects to have significant cash requirements in the near future as a result of, but not limited to: (i) increased clinical studies which are required in order to expand the indications and markets for AmBisome and DaunoXome; (ii) the cost of obtaining approval for pharmaceuticals which have been and are being developed by the Company, including MiKasome (the Company's liposomal formulation of amikacin, a potent aminoglycoside antibiotic); (iii) the cost of equipping new facilities; and (iv) costs in connection with the Company's litigation involving the TLC '635 Patent and the TCL '320 Patent and their European and Japanese counterparts. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of the Company, dilution to then existing stockholders may result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs or commercialization efforts or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

IMPACT OF GOVERNMENT REGULATION

     See "Business -- Government Regulation" in Part I of this Report.

POTENTIAL PRODUCT LIABILITY CLAIMS AND UNINSURED RISKS

     Although the Company is not currently a party to any product liability litigation, the use of any of the Company's products or potential products in clinical trials and the sale of such products may expose the Company to liability claims. These claims may be made directly by consumers, health care providers, pharmaceutical companies or others selling such products. While the Company currently has liability insurance in amounts that it believes to be adequate for its business as currently conducted, such insurance is expensive and may be difficult (or impossible) to obtain in the future. In the event liability insurance becomes unobtainable, the Company's ability to clinically test and to market its products could be significantly impaired. Moreover, the amount and scope of any coverage may be inadequate to protect the Company in the event of a successful product liability claim.

     Additionally, with the approval of DaunoXome in the United States, the Company has significantly greater risk in connection with product liability claims due to the greater frequency of lawsuits and higher damages awarded in courts in the United States as opposed to most other countries. The Company is required by governmental regulations to test its products even after they have been sold and used by patients. As a result of such tests, the Company may be required to, or may determine that, it should recall products when most of such products have already been sold or used. Such later testing and product recalls may increase the Company's potential exposure to product liability claims.

LIKELY VOLATILITY OF STOCK PRICE

     The market prices for securities of biopharmaceutical and biotechnology companies, including the Company, have been highly volatile, and it is likely that the market price of the Company's common stock will continue to be highly volatile. Announcements of technological innovations or new commercial products by the Company, its collaborative partners or its present or potential competitors, announcements by the Company or its present or potential competitors of results in preclinical testing and clinical trials, developments or disputes concerning patent or proprietary rights, developments in the Company's relationships with its collaborative partners, adverse litigation, changes in reimbursement policies, adverse legislation, regulatory decisions or public concern regarding the safety, efficacy or other implications of the drugs sought to be developed or biotechnology in general and economic and other external factors, as well as period-to-period fluctuations in the Company's operating results have had, and may continue to have, a significant impact on the market price of the Company's common stock.

REGISTRATION RIGHTS, OPTIONS AND WARRANTS

     As of March 27, 1997, the holders of 6,792,877 outstanding shares of the Company's common stock were entitled to certain piggyback and demand registration rights with respect to such shares. If such holders, by exercising their demand registration rights, cause a large number of shares to be registered and sold in the public market, such sales may have an adverse effect on the market price for the common stock. In addition, if the Company is required to include in a Company initiated registration shares held by such holders pursuant to the exercise of their piggyback registration rights, the sale of such shares may have an adverse effect on the Company's ability to raise needed capital. As of March 27, 1997, there were warrants outstanding to purchase an aggregate of 1,338,972 shares of common stock at a weighted average exercise price of $6.34 per share. There are piggyback and/or demand registration rights in connection with such warrants which can be exercised for an aggregate of 1,272,252 shares. As of March 24, 1997, there were outstanding stock options for an aggregate of 2,598,072 shares of the Company's common stock at a weighted average exercise price of $12.25 per share.

INFLUENCE BY EXISTING STOCKHOLDER

     E.M. Warburg, Pincus & Co., LLC ("Warburg") and its affiliates own or have the right to acquire a substantial minority of the common stock of NeXstar Pharmaceuticals and may influence corporate actions, including influencing elections and significant corporate events. One of the Company's directors is a Senior Managing Director of Warburg.

RELIANCE ON RELATIONSHIPS AND EFFECTS OF INVESTMENTS

     The Company has entered into collaborative arrangements pursuant to which other companies are entitled to certain product, manufacturing, marketing and royalty rights, including collaborative arrangements relating to aspects of the SELEX process. Although the agreements with these companies provide for the funding by such companies of certain research and development efforts conducted by the Company, such funding may be terminated by such companies under certain circumstances. Furthermore, there can be no assurance that any of the Company's current collaborative arrangements will be successful.

     The Company may seek future collaborative relationships with corporate partners to fund certain research and development expenses and to develop and commercialize certain of its potential products. Further, the Company's receipt of revenues from collaborative agreements will be affected by the timing of efforts expended by the Company under existing agreements, as well as by the timing of drug development programs of the Company's collaborators. There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future, or that such collaborative arrangements will be successful. To the extent that the Company elects not to or is unable to establish such relationships it could incur increased capital expenditures as it is required to undertake research, development, marketing and manufacturing of its proposed products at its own expense. In addition, there can be no assurance that existing or future collaborative partners will have sufficient economic motivation to continue their funding or to develop any products to which they may have rights, or that such partners will not pursue alternative technologies or attempt to develop alternative compounds either independently or in collaboration with others.

     In the past, the Company has invested in privately held entities and at December 31, 1996 recorded these investments as investment in life science enterprise with a book value of $2.7 million. Most of the value of these entities is based on unproven technology. Additionally, the Company does not have significant control over these entities. In the event that these entities are unsuccessful, the Company may incur significant future accounting write-offs. Currently, the Company has no obligation to make any additional investments in any of these entities. The Company periodically undertakes a review of the value of its investment in life science enterprise to determine if the value of its investments has been permanently impaired. In connection with the Company's review for the year ending December 31, 1996, the Company incurred a write down of $1.2 million with regard to an investment in a biotechnology company.

     The Company's rights to market AmBisome are pursuant to an agreement between the Company and Fujisawa. Under the terms of the agreement, as amended, the Company has the sole marketing rights to

AmBisome in all countries except the United States and Canada and subject to the Company's obligation to pay royalties in connection with sales in most significant Asian markets. The agreement provides that the Company and Fujisawa will co-promote AmBisome in the United States, if AmBisome is ultimately approved for commercial sale by the FDA, and that the Company will manufacture AmBisome for sale in the U.S. In addition, the Company will be reimbursed for the cost of the product sold to Fujisawa and will receive 20% of the gross profits from the sale of AmBisome in the United States. In the event that the Company and Fujisawa are unable to cooperate in obtaining approval for AmBisome in the U.S. or in connection with the promotion of the product, the Company's potential revenues from the sale of AmBisome in the U.S. may be substantially reduced.

     NeXstar Pharmaceuticals has licensed the right to market and develop AmBisome in Japan to Sumitomo Pharmaceuticals, Co., Ltd. ("Sumitomo"). Under the terms of the license, Sumitomo is required to make payments to the Company if certain clinical and commercial milestones are met and to pay the Company royalties on all Japanese sales of AmBisome. There can be no assurance that Sumitomo will be required to pay any of the milestone payments or will be successful in selling AmBisome in Japan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Submitted elsewhere in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information involving the election of Directors is, in part, contained in
Part I of this Report under the caption "Executive Officers, Directors and Key Employees" and, in addition, is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 28, 1997, to be filed pursuant to Regulation 14A.

     Information concerning the Executive Officers of Registrant is contained in
Part I of this Report under the caption "Executive Officers, Directors and Key Employees."

ITEM 11. EXECUTIVE COMPENSATION

     The information with respect to executive compensation is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 28, 1997, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 28, 1997, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 28, 1997, to be filed pursuant to Regulation 14A.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; results of clinical studies; results of research and development activities; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced in this Report. See "Risk Factors" in Part II of this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. INDEX TO FINANCIAL STATEMENTS

                                                               PAGE IN
                                                              FORM 10-K
                                                              ---------
Report of Independent Auditors..............................     F-1
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................     F-2
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995, and 1994.........................     F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, 1995, and 1994.............     F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995, and 1994.........................     F-5
Notes to Consolidated Financial Statements..................     F-6

     2. INDEX TO FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     3. EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Merger, dated as of October 30,
                            1994, among the Registrant, Neptune Merger-Sub Corp. and
                            Vestar, Inc.(1).
          2.2            -- Agreement and Plan of Merger, dated as of August 29,
                            1995, among the Registrant, Supra-Sub Merger Corp. and
                            Supragen, Inc.(2).
          3.1            -- Second Amended and Restated Certificate of Incorporation
                            of the Registrant(3).
          3.2            -- Amended and Restated Bylaws of the Registrant(4).
          4.1            -- Second Amended and Restated Certificate of Incorporation
                            of the Registrant (filed as Exhibit 3.1 to this Report).
          4.2            -- Form of Common Stock certificate of the Registrant(4).
         10.1            -- License Agreement between University Research Corporation and the Registrant, effective as of July 17, 1991, as
                            amended on October 26, 1992(5).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.2            -- Amendment No. 2, effective April 5, 1996, and Amendment
                            No. 3, dated September 5, 1996, to the License Agreement
                            between University Research Corporation and the
                            Registrant, effective as of July 17, 1991, as amended on
                            October 26, 1992.
         10.3            -- Stock Purchase Agreement among the Registrant, Warburg,
                            Pincus Investors, L.P., University Research Corporation
                            and Lawrence M. Gold, dated as of July 17, 1991, as
                            amended on December 4, 1992, and as amended by letter
                            agreement on November 19, 1993(5).
         10.4            -- Employment Agreement, dated July 1, 1991, between the
                            Registrant and Lawrence M. Gold(5).
         10.5            -- Letter Agreement, dated May 1, 1992, between the
                            Registrant and Patrick J. Mahaffy(5).
         10.6            -- Master Equipment Lease Agreement between MMC/GATX
                            Partnership No. 1 and the Registrant, dated as of
                            November 23, 1992(5).
         10.7            -- Research and License Agreement between Eli Lilly and
                            Company and the Registrant, effective as of September 15,
                            1992, and Amendment No. 1 thereto dated as of April 1,
                            1994(4).
         10.8            -- Stock Purchase Agreement among the Registrant, Eli Lilly and Company and Warburg, Pincus Investors, L.P., dated as
                            of September 15, 1992(5).
         10.9            -- Supplement to Stock Purchase Agreement among the
                            Registrant, Eli Lilly and Company, Warburg, Pincus
                            Investors, L.P. and certain additional investors, dated
                            as of September 30, 1992(5).
         10.10           -- Second Supplement to Stock Purchase Agreement among the
                            Company, Accel III, L.P., Accel Japan L.P., Accel
                            Investors '92 L.P., New Enterprise Associates V Limited
                            Partnership, Ven Sed I, Eli Lilly and Company and
                            Warburg, Pincus Investors, L.P., dated as of December 4,
                            1992(5).
         10.11           -- Collaborative Research Agreement between the Registrant and Becton, Dickinson and Company, dated as of May 28,
                            1993(5).
         10.12           -- License Agreement between the Registrant and Becton,
                            Dickinson and Company, dated as of May 28, 1993(5).
         10.13           -- Amendment to the Collaborative Research Agreement and
                            License Agreement, effective as of June 1, 1995, between
                            the Registrant and Becton, Dickinson and Company(6).
         10.14           -- Collaborative Research Agreement between the Registrant and Schering A.G., dated as of November 16, 1993(5).
         10.15           -- Letter Agreement between the Registrant and Schering
                            A.G., effective February 1, 1997, amending the
                            Collaborative Research Agreement between the Registrant
                            and Schering A.G., dated as of November 16, 1993.
         10.16           -- License Agreement between the Registrant and Schering
                            A.G., dated as of November 16, 1993(5).
         10.17           -- Master Equipment Lease Agreement between Phoenix Leasing
                            Incorporated and the Registrant, dated November 15,
                            1993(5).
         10.18           -- Master Lease Agreement between USL Capital Corporation
                            and the Registrant, dated as of November 9, 1995(7).
         10.19           -- Letter Agreement, dated January 24, 1994, between Eli
                            Lilly and Company and the Registrant(5).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.20           -- Common Stock Purchase Warrant issued to Warburg, Pincus
                            Capital Partners, L.P., dated May 11, 1990(8).
         10.21           -- Letter Agreement, dated April 20, 1995, between Warburg,
                            Pincus Capital Partners, L.P. and the Registrant
                            regarding amendments to warrants held by Warburg, Pincus
                            Capital Partners, L.P.(9).
         10.22           -- Vestar, Inc. 401(k) Retirement Savings Plan and Trust,
                            Amendment No. 1 thereto and the related adoption
                            agreement thereto, dated March 27, 1995(4).
         10.23           -- Supragen, Inc. 401(k) Profit Sharing Plan and Adoption
                            Agreement(2).
         10.24           -- Registrant's 401(k) Retirement Savings Plan, effective
                            January 1, 1996, and related adoption agreement(10).
         10.25           -- Adoption Agreement of the NeXagen, Inc. 401(k) Retirement
                            Plan, dated January 1, 1993(5).
         10.26           -- NeXagen, Inc. 1993 Incentive Stock Plan, adopted February
                            8, 1993, as amended(2).
         10.27           -- Amendment No. 4 to NeXagen, Inc. 1993 Incentive Stock
                            Plan, adopted February 8, 1993(3).
         10.28           -- Registrant's 1995 Director Option Plan, adopted July 25,
                            1995(2).
         10.29           -- Vestar, Inc. 1988 Stock Option Plan(4).
         10.30           -- Registrant's 1994 Employee Stock Purchase Plan, adopted
                            June 9, 1994(4).
         10.31           -- Amendment No. 1 to Registrant's 1994 Employee Stock
                            Purchase Plan, adopted June 9, 1994(3).
         10.32           -- Lease, dated March 26, 1987, between Vestar, Inc. and
                            Majestic Realty Co. and Patrician Associates, Inc. and
                            Amendment No. 1 thereto and Amendment No. 2 thereto,
                            dated as of June 8, 1992(4).
         10.33           -- Third Amendment, dated January 11, 1996, between Majestic
                            Realty Co. and Patrician Associates, Inc. and the
                            Registrant, to Lease, dated March 26, 1987, between
                            Vestar, Inc. and Majestic Realty Co. and Patrician
                            Associates, Inc.(7).
         10.34           -- Agreement, dated January 6, 1993, between Vestar, Inc.
                            and Vical Incorporated(7).
         10.35           -- Assignment and Royalty Agreement, dated December 21,
                            1990, effective as of June 2, 1989, between Vestar, Inc.
                            and City of Hope National Medical Center(8).
         10.36           -- License Agreement, effective as of August 12, 1986,
                            between Vestar, Inc. and The Regents of the University of
                            California(7).
         10.37           -- Agreement by and between Fujisawa USA, Inc. and Vestar,
                            Inc., dated August 9, 1991, and Amendment No 1 thereto,
                            dated as of May 17, 1994(4).
         10.38           -- Amendment No 2 to agreement between Fujisawa USA, Inc.
                            and Vestar, Inc., dated as of April 3, 1995, between
                            Fujisawa USA, Inc. and Vestar, Inc. (9) [Part of this
                            document has been redacted for purposes of
                            confidentiality pursuant to Rule 24b-2 of the Securities
                            Exchange Act of 1934, as amended].
         10.39           -- Amendment No. 3 to Agreement between Fujisawa USA, Inc.
                            and the Registrant, dated March 4, 1996, to the Agreement
                            by and between Fujisawa USA, Inc. and Vestar, Inc., dated
                            August 9, 1991(7).
         10.40           -- Lease, dated April 13, 1992, between Vestar, Inc. and
                            Majestic Realty Co. and Patrician Associates, Inc.(4).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.41           -- First Amendment to Lease, dated April 10, 1993, between
                            Majestic Realty Co. and Patrician Associates, Inc. and
                            Vestar, Inc. amending Lease, dated April 13, 1992,
                            between Majestic Realty Co. and Patrician Associates,
                            Inc. and Vestar, Inc.(7).
         10.42           -- Master Lease Agreement, dated June 29, 1994, between
                            Vestar, Inc. and Comdisco, Inc.(4).
         10.43           -- Lease Agreement, dated September 28, 1994, between the
                            Registrant and Deane Investment Co., Ltd.(4).
         10.44           -- License Agreement, dated December 23, 1992, between
                            Supragen, Inc. and National Jewish Center for Immunology
                            and Respiratory Medicine, as amended(2).
         10.45           -- Employment Agreement, dated November 4, 1994, between
                            Supragen, Inc. and Michael T. Burke(2).
         10.46           -- Royalty Agreement, dated October 30, 1995, between the
                            Registrant and Amplimed Corporation(7).
         10.47           -- Pharmaceutical Pricing Agreement between the Secretary of
                            Veterans Affairs and the Registrant, dated April 30,
                            1996(11).
         10.48           -- Master Agreement between Secretary of Veterans Affairs
                            and the Registrant, dated April 30, 1996(11).
         10.49           -- Pharmaceutical Pricing Agreement between the Secretary of
                            Health and Human Services and the Registrant, dated April
                            30, 1996(11).
         10.50           -- Rebate Agreement between the Secretary of Health and
                            Human Services and the Registrant, dated April 30,
                            1996(11).
         10.51           -- Industrial Real Estate Lease, dated July 1, 1996, by and between Wilderness Place, Ltd. and the Registrant(12).
         10.52           -- Loan Agreement, dated as of June 28, 1996, by and between the Registrant and The Sumitomo Bank, Limited(12).
         10.53           -- Sublease Agreement, dated July 31, 1996, between Sybase,
                            Inc. and the Registrant(13).
         10.54           -- Lease Agreement, dated November 6, 1996, between Avalon
                            Investment Company and the Registrant(13).
         10.55           -- Commercial Factoring Agreement between Santander de
                            Factoring, S.A. and NeXstar Farmaceutica, S.A., entered
                            into on May 21, 1996, as amended.
         10.56           -- License and Distribution Agreement, dated September 26,
                            1997, by and between Sumitomo Pharmaceuticals Co., Ltd.
                            and the Registrant. [Part of the document has been
                            redacted for purposes of confidentiality pursuant to Rule
                            24b-2 of the Securities Exchange Act of 1934, as
                            amended.]
         10.57           -- Credit Agreement, entered into as of March 24, 1997,
                            between Wells Fargo Bank (Colorado), National
                            Association, the Registrant and certain of the
                            Registrant's subsidiaries.
         10.58           -- Securities Purchase Agreement among Warburg, Pincus
                            Capital Partners, L.P., Humana Inc. and Vestar, Inc.,
                            dated May 11, 1990.
         11.1            -- Statement Re: Computation of Net Loss Per Share.
         21.1            -- Subsidiaries of Registrant.
         23.1            -- Consent of Independent Auditors.
         27.1            -- Financial Data Schedule.

 (1) Previously filed on January 26, 1995, as Annex A to the Registration Statement on Form S-4 (File No. 33-88786), which exhibit is incorporated by reference herein.

 (2) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended September 30, 1995, and incorporated by reference herein.

 (3) Previously filed in the Exhibits to the Registration Statement on Form S-3 (File No. 333-04653), declared effective by the Securities and Exchange Commission on June 19, 1996, which exhibit is incorporated by reference herein.

 (4) Previously filed in the Exhibits to Form 10-K (File No. 0-23012) for the Registrant for the fiscal year ended December 31, 1994, and incorporated by reference herein.

 (5) Previously filed in the Exhibits to the Registration Statement on Form S-1 (File No. 33-72142), declared effective by the Securities and Exchange Commission on January 28, 1994, which exhibit is incorporated by reference herein.

 (6) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended June 30, 1995, and incorporated by reference herein.

 (7) Previously filed in the Exhibits to Form 10-K (File No. 0-23012) for the Registrant for the fiscal year ended December 31, 1995, and incorporated by reference herein.

 (8) Previously filed, on March 22, 1991, in the Exhibits to the Registration Statement on Form S-2 (File No. 33-39549), which exhibit is incorporated by reference herein.

 (9) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended March 31, 1995, and incorporated by reference herein.

(10) Previously filed in the Exhibits to the Registration Statement on Form S-3 (File No. 333-00758) declared effective by the Securities and Exchange Commission on February 9, 1996, which exhibit is incorporated by reference herein.

(11) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended March 31, 1996, and incorporated by reference herein.

(12) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended June 30, 1996, and incorporated by reference herein.

(13) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended September 30, 1996, and incorporated by reference herein.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEXSTAR PHARMACEUTICALS, INC.

                                            By:    /s/ PATRICK J. MAHAFFY

                                              ----------------------------------
                                                      Patrick J. Mahaffy
                                                President and Chief Executive
                                                            Officer

Date: March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                    DATE
                      ---------                                       -----                    ----

                /s/ LAWRENCE M. GOLD                     Chairman of the Board and Chief  March 28, 1997
-----------------------------------------------------      Scientific Officer
                  Lawrence M. Gold

               /s/ PATRICK J. MAHAFFY                    Director, President and Chief    March 28, 1997
-----------------------------------------------------      Executive Officer (Principal
                 Patrick J. Mahaffy                        Executive Officer)

             /s/ JOHN D. BALDESCHWIELER                  Director                         March 28, 1997
-----------------------------------------------------
               John D. Baldeschwieler

                /s/ JAMES A. ESKRIDGE                    Director                         March 28, 1997
-----------------------------------------------------
                  James A. Eskridge

                 /s/ DAVID I. HIRSH                      Director                         March 28, 1997
-----------------------------------------------------
                   David I. Hirsh

             /s/ RODMAN W. MOORHEAD, III                 Director                         March 28, 1997
-----------------------------------------------------
               Rodman W. Moorhead, III

                 /s/ CARL F. POLLARD                     Director                         March 28, 1997
-----------------------------------------------------
                   Carl F. Pollard

                 /s/ MICHAEL E. HART                     Vice President and Chief         March 28, 1997
-----------------------------------------------------      Financial Officer (Principal
                   Michael E. Hart                         Financial Officer and
                                                           Principal Accounting Officer)

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
NeXstar Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of NeXstar Pharmaceuticals, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeXstar Pharmaceuticals, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            /s/ ERNST & YOUNG LLP
                                            ERNST & YOUNG LLP

Denver, Colorado
February 27, 1997,
except for Note 13, as to which the
date is March 27, 1997

                         NEXSTAR PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1996             1995
                                                              -------------    -------------
Current assets:
  Cash and cash equivalents.................................  $  21,542,000    $  20,893,000
  Marketable securities.....................................     20,423,000        5,841,000
  Accounts receivable, net of allowance for doubtful
     accounts of $1,025,000 and $505,000 at December 31,
     1996 and 1995, respectively............................     30,001,000       18,315,000
  Inventories...............................................     15,629,000        9,469,000
  Prepaid expenses and other................................      2,276,000        1,948,000
                                                              -------------    -------------
Total current assets........................................     89,871,000       56,466,000
Equipment and leasehold improvements, net of accumulated
  depreciation and amortization.............................     43,960,000       43,001,000
Investment in life science enterprise.......................      2,709,000        3,950,000
Patent and trademark costs, net of accumulated amortization
  of $880,000 and $461,000 at December 31, 1996 and 1995,
  respectively..............................................      4,633,000        3,732,000
Purchased technology, net of accumulated amortization of
  $2,490,000 and $1,485,000 at December 31, 1996 and 1995,
  respectively..............................................      2,010,000        3,015,000
Other noncurrent assets, net of allowance of $1,737,000 and
  $2,430,000 at December 31, 1996 and 1995, respectively....      1,317,000        2,285,000
                                                              -------------    -------------
Total assets................................................  $ 144,500,000    $ 112,449,000
                                                              =============    =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $  12,936,000    $   3,500,000
  Accounts payable..........................................     10,483,000        6,789,000
  Accrued compensation and employee benefits................      3,544,000        2,805,000
  Other accrued expenses....................................      7,174,000        4,030,000
  Long-term obligations due within one year.................      7,535,000        4,313,000
                                                              -------------    -------------
Total current liabilities...................................     41,672,000       21,437,000
Long-term obligations due after one year....................     15,206,000        9,848,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1.00 par value; 5,000,000 shares
  authorized
  Common stock, $.01 par value; 50,000,000 shares
  authorized; issued and outstanding shares -- 26,410,811 in
  1996 and 24,377,192 in 1995...............................        264,000          244,000
  Additional paid-in capital................................    213,931,000      184,290,000
  Deferred compensation.....................................       (367,000)        (235,000)
  Cumulative translation adjustment.........................       (230,000)        (140,000)
  Accumulated deficit.......................................   (125,976,000)    (102,995,000)
                                                              -------------    -------------
Total stockholders' equity..................................     87,622,000       81,164,000
                                                              -------------    -------------
Total liabilities and stockholders' equity..................  $ 144,500,000    $ 112,449,000
                                                              =============    =============

          See accompanying notes to consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1996            1995            1994
                                                   ------------    ------------    ------------
Revenues:
  Product revenues...............................  $ 80,153,000    $ 57,770,000    $ 43,967,000
  License fee....................................     7,000,000              --              --
  Collaborative agreements and contracts.........     1,548,000       2,920,000       4,054,000
  Interest income................................     1,821,000       1,736,000       2,409,000
                                                   ------------    ------------    ------------
Total revenues...................................    90,522,000      62,426,000      50,430,000
                                                   ------------    ------------    ------------
Expenses:
  Cost of goods sold.............................    18,320,000      13,246,000       8,091,000
  Research and development.......................    47,760,000      37,356,000      31,595,000
  Selling, general and administrative............    44,939,000      35,300,000      22,108,000
  Purchased research and development.............            --      11,824,000              --
  Retirement agreement expense...................            --              --       4,097,000
  Interest expense...............................     1,558,000       1,148,000         587,000
                                                   ------------    ------------    ------------
Total expenses...................................   112,577,000      98,874,000      66,478,000
                                                   ------------    ------------    ------------
Loss before provision for income taxes...........   (22,055,000)    (36,448,000)    (16,048,000)
Provision for income taxes.......................       926,000         183,000         159,000
                                                   ------------    ------------    ------------
Net loss.........................................  $(22,981,000)   $(36,631,000)   $(16,207,000)
                                                   ============    ============    ============
Net loss per share...............................  $      (0.88)   $      (1.57)   $      (0.71)
                                                   ============    ============    ============
Shares used in computing net loss per share......    26,029,000      23,374,000      22,825,000
                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             PREFERRED STOCK         COMMON STOCK         ADDITIONAL                   CUMULATIVE
                            ------------------   ---------------------     PAID-IN        DEFERRED     TRANSLATION    ACCUMULATED
                            SHARES     AMOUNT      SHARES      AMOUNT      CAPITAL      COMPENSATION   ADJUSTMENTS      DEFICIT
                            -------   --------   ----------   --------   ------------   ------------   -----------   -------------
Balance at December 31,
  1993....................   22,898   $ 22,000   15,155,242   $152,000   $141,721,000    $(470,000)     $(133,000)   $ (50,157,000)
  Issuance of common stock
    for cash..............       --         --    2,147,784     21,000     21,115,000           --             --               --
  Conversion of preferred
    stock upon initial
    public offering.......  (22,898)   (22,000)   5,655,396     56,000        (34,000)          --             --               --
  Stock repurchases.......       --         --      (50,422)        --             --           --             --               --
  Employee stock purchase
    plan..................       --         --        6,009         --         29,000           --             --               --
  Option exercises........       --         --       13,600         --         15,000           --             --               --
  Amortization of deferred
    compensation..........       --         --           --         --             --      117,000             --               --
  Compensation expense....       --         --           --         --      1,120,000           --             --               --
  Foreign currency
    translation
    adjustment............       --         --           --         --             --           --         29,000               --
  Net loss................       --         --           --         --             --           --             --      (16,207,000)
                            -------   --------   ----------   --------   ------------    ---------      ---------    -------------
Balance at December 31,
  1994....................       --         --   22,927,609    229,000    163,966,000     (353,000)      (104,000)     (66,364,000)
  Issuance of common stock
    for cash..............       --         --      309,861      3,000      5,093,000           --             --               --
  Retirement agreement
    transfer..............       --         --           --         --      1,688,000           --             --               --
  Issuance of common stock
    for purchase of
    Supragen, Inc.........       --         --      751,597      8,000     12,018,000           --             --               --
  Stock repurchases.......       --         --       (1,156)        --             --           --             --               --
  Employee stock purchase
    plan..................       --         --       46,600      1,000        306,000           --             --               --
  Option exercises........       --         --      198,328      2,000        553,000           --             --               --
  Warrant exercises.......       --         --      144,353      1,000        666,000           --             --               --
  Amortization of deferred
    compensation..........       --         --           --         --             --      118,000             --               --
  Foreign currency
    translation
    adjustment............       --         --           --         --             --           --        (36,000)              --
  Net loss................       --         --           --         --             --           --             --      (36,631,000)
                            -------   --------   ----------   --------   ------------    ---------      ---------    -------------
Balance at December 31,
  1995....................       --         --   24,377,192    244,000    184,290,000     (235,000)      (140,000)    (102,995,000)
  Issuance of common stock
    for cash..............       --         --    1,429,268     14,000     24,982,000           --             --               --
  Stock repurchases.......       --         --         (136)        --             --           --             --               --
  Employee stock purchase
    plan..................       --         --       58,357      1,000        807,000           --             --               --
  Option exercises........       --         --      289,030      3,000      2,320,000           --             --               --
  Warrant exercises.......       --         --      257,100      2,000      1,231,000           --             --               --
  Deferred compensation
    related to grants of
    stock options.........       --         --           --         --        301,000     (301,000)            --               --
  Amortization of deferred
    compensation..........       --         --           --         --             --      169,000             --               --
  Foreign currency
    translation
    adjustment............       --         --           --         --             --           --        (90,000)              --
  Net loss................       --         --           --         --             --           --             --      (22,981,000)
                            -------   --------   ----------   --------   ------------    ---------      ---------    -------------
Balance at December 31,
  1996....................       --   $     --   26,410,811   $264,000   $213,931,000    $(367,000)     $(230,000)   $(125,976,000)
                            =======   ========   ==========   ========   ============    =========      =========    =============

                                TOTAL
                            STOCKHOLDERS'
                               EQUITY
                            -------------
Balance at December 31,
  1993....................  $ 91,135,000
  Issuance of common stock
    for cash..............    21,136,000
  Conversion of preferred
    stock upon initial
    public offering.......            --
  Stock repurchases.......            --
  Employee stock purchase
    plan..................        29,000
  Option exercises........        15,000
  Amortization of deferred
    compensation..........       117,000
  Compensation expense....     1,120,000
  Foreign currency
    translation
    adjustment............        29,000
  Net loss................   (16,207,000)
                            ------------
Balance at December 31,
  1994....................    97,374,000
  Issuance of common stock
    for cash..............     5,096,000
  Retirement agreement
    transfer..............     1,688,000
  Issuance of common stock
    for purchase of
    Supragen, Inc.........    12,026,000
  Stock repurchases.......            --
  Employee stock purchase
    plan..................       307,000
  Option exercises........       555,000
  Warrant exercises.......       667,000
  Amortization of deferred
    compensation..........       118,000
  Foreign currency
    translation
    adjustment............       (36,000)
  Net loss................   (36,631,000)
                            ------------
Balance at December 31,
  1995....................    81,164,000
  Issuance of common stock
    for cash..............    24,996,000
  Stock repurchases.......            --
  Employee stock purchase
    plan..................       808,000
  Option exercises........     2,323,000
  Warrant exercises.......     1,233,000
  Deferred compensation
    related to grants of
    stock options.........            --
  Amortization of deferred
    compensation..........       169,000
  Foreign currency
    translation
    adjustment............       (90,000)
  Net loss................   (22,981,000)
                            ------------
Balance at December 31,
  1996....................  $ 87,622,000
                            ============

          See accompanying notes to consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  1996            1995            1994
                                                              ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss....................................................  $(22,981,000)   $(36,631,000)   $(16,207,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization of equipment and leasehold
    improvements............................................     9,759,000       8,490,000       3,781,000
  Amortization of intangible assets.........................     1,541,000       1,301,000         379,000
  Compensation expense related to grant of options and sales of stock, including amortization of deferred
    compensation............................................       169,000         118,000       1,237,000
  Retirement agreement expense..............................            --              --       3,939,000
  Write down of investment in life science enterprise.......     1,241,000              --              --
  Purchased research and development........................            --      11,824,000              --
  Allowance for loan loss...................................            --       2,430,000              --
  Other.....................................................       222,000         487,000         140,000
  Changes in operating assets and liabilities:
    Accounts receivable.....................................   (11,499,000)     (4,361,000)     (4,811,000)
    Inventories.............................................    (6,160,000)     (3,571,000)        163,000
    Prepaid expenses and other..............................      (328,000)      1,082,000        (430,000)
    Other noncurrent assets.................................       151,000        (141,000)        (88,000)
    Accounts payable........................................     4,174,000       2,527,000        (742,000)
    Accrued compensation and employee benefits..............       735,000         846,000         912,000
    Accrued retirement agreement............................            --      (2,150,000)             --
    Other accrued expenses..................................     2,645,000         671,000      (1,156,000)
                                                              ------------    ------------    ------------
Net cash used in operating activities.......................   (20,331,000)    (17,078,000)    (12,883,000)
INVESTING ACTIVITIES
Maturities (purchases) of marketable securities, net........   (14,582,000)     26,838,000      (4,577,000)
Additions to equipment and leasehold improvements...........   (11,198,000)     (8,663,000)    (23,695,000)
Cash acquired from purchase of Supragen, Inc................            --         418,000              --
Deletions (additions) to deposits...........................            --       5,606,000      (5,633,000)
Additions to investments in life science enterprises, net...            --              --      (3,286,000)
Additions to patent costs...................................    (1,320,000)       (702,000)       (626,000)
Deletions (additions) to other noncurrent assets............       700,000              --      (2,309,000)
                                                              ------------    ------------    ------------
Net cash provided by (used in) investing activities.........   (26,400,000)     23,497,000     (40,126,000)
FINANCING ACTIVITIES
Proceeds from short-term borrowings, net....................     9,436,000         550,000       2,950,000
Proceeds from sale-leaseback transactions...................     2,978,000       2,363,000      12,197,000
Payments on capital lease obligations.......................    (4,258,000)     (3,592,000)     (2,106,000)
Proceeds from issuance of long-term debt....................    11,527,000       1,019,000              --
Repayments on long-term debt................................    (1,667,000)             --              --
Proceeds from sale of common stock, net of offering costs...    29,364,000       6,529,000      21,180,000
                                                              ------------    ------------    ------------
Net cash provided by financing activities...................    47,380,000       6,869,000      34,221,000
                                                              ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents........       649,000      13,288,000     (18,788,000)
Cash and cash equivalents at beginning of period............    20,893,000       7,605,000      26,393,000
                                                              ------------    ------------    ------------
Cash and cash equivalents at end of period..................  $ 21,542,000    $ 20,893,000    $  7,605,000
                                                              ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.........................................  $  1,030,000    $    235,000    $    111,000
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
  Purchase of equipment and leasehold improvements through
    accounts
    payable.................................................     1,020,000       1,500,000       1,300,000
  Issuance of stock through director deferred compensation
    plan....................................................        32,000          96,000              --
  Accrued retirement agreement..............................            --       1,688,000              --
DETAILS OF SUPRAGEN, INC. ACQUISITION:
  Fair value of assets acquired.............................            --    $  1,248,000              --
  Purchased research and development........................            --      11,824,000              --
  Liabilities assumed.......................................            --      (1,046,000)             --
  Stock issued..............................................            --     (12,026,000)             --
                                                              ------------    ------------    ------------
  Cash paid.................................................            --              --              --
  Add: cash acquired........................................            --         418,000              --
                                                              ------------    ------------    ------------
                                                                        --    $    418,000              --
                                                              ============    ============    ============

          See accompanying notes to consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

     NeXstar Pharmaceuticals, Inc., a Delaware corporation ("NeXstar Pharmaceuticals" or the "Company"), is a leading biopharmaceutical company engaged in the discovery, development, manufacture and marketing of proprietary pharmaceutical products to treat life-threatening and other serious diseases. NeXstar Pharmaceuticals was formed in 1991 as NeXagen, Inc. On February 21, 1995, the Company was merged (the "Merger") with Vestar, Inc. ("Vestar"), a Delaware corporation founded in 1981, and changed its name to NeXstar Pharmaceuticals, Inc. Prior to the Merger, NeXstar Pharmaceuticals was primarily engaged in the discovery and development of novel oligonucleotide-based pharmaceuticals. As a result of the Merger, the Company combined its drug discovery program and financial resources with Vestar's proprietary drug delivery technology, existing products and product pipeline and Vestar's manufacturing, marketing and regulatory capabilities. The Merger was accounted for as a pooling of interests.

     On September 8, 1995, the Company acquired all of the equity interests of Supragen, Inc. ("Supragen"), a research-oriented biotechnology company, for approximately $12 million in the form of 751,597 shares of the Company's common stock. The acquisition was accounted for as a purchase. As a result of the Supragen acquisition, the Company recorded a one-time, non-cash charge of purchased research and development in its 1995 third quarter results of operations of $11.8 million.

     The following unaudited pro forma consolidated results of operations give effect to the Supragen acquisition as though it had occurred at the beginning of the periods presented:

                                                            YEARS ENDED DECEMBER 31,
                                                          ----------------------------
                                                              1995            1994
                                                          ------------    ------------
Total revenues..........................................  $ 62,484,000    $ 50,449,000
Net loss................................................   (39,832,000)    (18,968,000)
Net loss per share......................................         (1.67)          (0.80)

     The unaudited pro forma information is not necessarily indicative either of results of operations that would have occurred had the purchase been made on January 1, 1994, or future results of operations of the Company.

  Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries; significant intercompany transactions have been eliminated. Certain reclassifications, including adjustments to conform accounting practices, have been made to prior year amounts to agree with the current year presentation.

  Long-Lived Assets

     Effective January 1, 1996, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Implementation of Statement No. 121 was immaterial to the financial statements of the Company.

                         NEXSTAR PHARMACEUTICALS, INC.

  Accounting Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     It is possible that the future economic life of the Company's technologies, the amount of anticipated future revenues or both could be reduced significantly in the future due to alternate products or technologies being developed by other biotechnology or pharmaceutical companies. As a result, the carrying amount of patent and trademark costs and purchased technology costs could be reduced in the future.

  Equipment and Leasehold Improvements

     Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided by the straight-line method over the shorter of the lease term or the estimated useful life, which is as follows:

Laboratory and manufacturing equipment..............  5-7 years
Office furniture and equipment......................  3-7 years
Capitalized lease equipment.........................  3-5 years
Leasehold improvements..............................  Shorter of useful life or lease term

  Patent Costs

     Effective January 1, 1996, the Company began amortizing its patent costs over a period of ten years. Prior to January 1, 1996, patent costs were deferred pending the outcome of patent applications. Successful patent costs were amortized by the straight-line method over the lesser of the estimated useful life or the patent life. Unsuccessful patent costs were expensed when so determined. This change did not have a significant impact on the Company's financial condition or results of operations.

  Product Revenues/Accounts Receivable

     Product revenues are recognized upon passage of legal title of the inventory.

     A substantial majority of the Company's product revenues are export sales of AmBisome primarily through Company subsidiaries and to distributors in Europe. The Company performs credit evaluations of its customers' financial condition and generally has not required collateral. The Company's accounts receivable are predominantly trade receivables, and to date, the Company has experienced only modest losses with respect to the collection of its accounts receivable. During 1996, the Company increased its allowance for doubtful accounts by $520,000 to $1,025,000 due to an increase in accounts receivable resulting primarily from increased sales in the Company's products. During 1995, the allowance for doubtful accounts was unchanged at $505,000.

     In 1996 and 1995, sales to one distributor accounted for approximately 18% and 27% of product revenues, respectively. In 1994, sales to two distributors accounted for approximately 22% and 18% of product revenues.

     In connection with most of its European sales, the Company prices its products in the currencies of the country into which it is sold (the "Payment Currencies"), and revenues in the past have been and in the future could be adversely affected by currency fluctuations. A significant majority of the Company's manufacturing costs are in U.S. dollars. Therefore, any fall in the value of the Payment Currencies relative to the U.S. dollar

                         NEXSTAR PHARMACEUTICALS, INC.

is likely to negatively impact gross margins for the Company's products since the Company's manufacturing costs would stay approximately the same while its revenue in U.S. dollars would decline.

  Foreign Currency Transactions and Contracts

     Foreign exchange transaction gains (losses) included in the Consolidated Statements of Operations in 1996, 1995 and 1994 were ($362,000), $371,000 and $272,000, respectively.

     The Company hedges certain of its foreign currency exposures, with respect to its outstanding trade accounts receivable and accounts payable, through the use of forward contracts. In the future, the Company may begin currency hedging in connection with anticipated revenues and expenses and may use options in addition to forward contracts. Such hedging will be done solely for the purpose of protecting the Company from foreign currency fluctuations. The Company does not enter into speculative foreign currency transactions and does not write speculative options. The Company recognizes a gain or loss for each forward contract for the difference between the contract rate and the market rate on each balance sheet date which is recorded as a selling, general and administrative expense. At present, no deferred accounting is used in connection with the Company's hedging activities. Notwithstanding its hedging activities (which have not always included fully hedging against potential gains or losses), the Company has in the past recognized foreign exchange gains and losses. There can be no assurance that significant gains or losses will not be incurred in the future.

     At December 31, 1996 and 1995, the Company had forward exchange contracts outstanding of $17.9 million and $11.4 million, respectively. These contracts have maturities that do not exceed one year, and gains/losses resulting from these contracts were not material.

     The Company does not hedge any balance sheet exposure of its foreign subsidiaries.

  Research and Development

     Expenditures for research and development, including costs related to contract and collaborative agreements and technology defense costs, are charged to operations as incurred.

  Net Loss per Share

     Beginning on April 1, 1994, net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. Prior to April 1, 1994, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common and common equivalent shares issued during the 12-month period prior to the initial public offering at prices below the public offering price are presumed to have been issued in contemplation of the public offering, even if antidilutive, and have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price for common stock, stock options and warrants and the as converted method for convertible preferred stock).

  Cash and Cash Equivalents

     Cash and cash equivalents represent highly liquid debt instruments with a maturity of three months or less when purchased.

  Fair Value of Financial Instruments

     FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments for which it is practicable to estimate that value. The Company's financial instruments consist principally of cash and cash equivalents, marketable securities,

                         NEXSTAR PHARMACEUTICALS, INC.

accounts receivable, forward contracts, short-term borrowings, accounts payable and long-term obligations. The Company believes all of the financial instruments' recorded values approximate current values.

NOTE 2. MARKETABLE SECURITIES

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in income. At December 31, 1996 and 1995, aggregate amortized cost of marketable securities approximates their aggregate fair value (based on dealer quotations).

     The following is a summary of the amortized cost of available-for-sale marketable securities, which approximates estimated fair value:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1996           1995
                                                             -----------    ----------
Corporate securities.......................................  $ 9,421,000    $4,897,000
U.S. government agency securities..........................    7,007,000            --
U.S. government securities.................................    1,995,000            --
Other debt securities......................................    2,000,000       944,000
                                                             -----------    ----------
Total marketable securities................................  $20,423,000    $5,841,000
                                                             ===========    ==========

     The following is a summary of the amortized cost, which approximates estimated fair value of marketable securities available for sale, by contractual maturity:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1996           1995
                                                             -----------    ----------
Due in one year or less....................................  $13,517,000    $4,897,000
Due after one year through three years.....................    6,906,000       944,000
                                                             -----------    ----------
Total marketable securities................................  $20,423,000    $5,841,000
                                                             ===========    ==========

     At December 31, 1996 and 1995, $0 and approximately $5,841,000, respectively, of marketable securities were held and managed by an affiliate of Warburg, Pincus Investors, L.P. ("WPI"), a beneficial owner of more than 5% of the Company's common stock.

NOTE 3. INVENTORIES

     Raw materials, work in process and finished goods inventories are recorded at the lower of cost or market, based on currently adjusted standard costs, which approximates cost on a first-in, first-out basis.

     Inventories are summarized as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1996           1995
                                                             -----------    ----------
Finished goods.............................................  $ 4,092,000    $2,804,000
Work in process............................................    8,358,000     4,846,000
Raw materials..............................................    3,179,000     1,819,000
                                                             -----------    ----------
Total inventories..........................................  $15,629,000    $9,469,000
                                                             ===========    ==========

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 4. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1996            1995
                                                          ------------    ------------
Laboratory and manufacturing equipment..................  $ 13,060,000    $  7,536,000
Office furniture and equipment..........................     8,991,000       4,859,000
Capitalized leased equipment............................    21,027,000      20,891,000
Leasehold improvements..................................    27,335,000      25,586,000
Construction-in-progress................................       524,000       1,251,000
                                                          ------------    ------------
                                                            70,937,000      60,123,000
Less accumulated depreciation and amortization..........   (26,977,000)    (17,122,000)
                                                          ------------    ------------
Net equipment and leasehold improvements................  $ 43,960,000    $ 43,001,000
                                                          ============    ============

NOTE 5. INVESTMENT IN LIFE SCIENCE ENTERPRISE

     At December 31, 1996, the Company recorded a $1,241,000 write-down to an investment in a biotechnology company accounted for under the cost method due to a permanent decline in value.

NOTE 6. PURCHASED TECHNOLOGY

     In 1992, the Company and Vical, Incorporated ("Vical") entered into an agreement under which the Company purchased (for $3,000,000) exclusive rights to develop applications of Vical's lipid conjugate technology for a limited number of applications. This agreement was expanded in 1993 (for an additional $1,500,000) to grant the Company exclusive rights to Vical's entire portfolio of lipid conjugate technologies for all potential therapeutic applications. The cost of such base-core technology has been capitalized and is included in purchased technology on the accompanying Consolidated Balance Sheets. Prior to January 1, 1995, the Company amortized the technology over the estimated life of the related patents. Effective January 1, 1995, the Company began amortizing the remaining value of the technology over a four-year period. The Company evaluates the carrying amount of the technology for impairment at least quarterly by, among other things, reviewing the status of applicable ongoing development activities, as well as the progress of patent applications and issuances.

NOTE 7. OTHER ACCRUED EXPENSES

     Other accrued expenses consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
Commissions, distribution fees and royalties................  $2,346,000    $1,457,000
Other.......................................................   4,828,000     2,573,000
                                                              ----------    ----------
Total other accrued expenses................................  $7,174,000    $4,030,000
                                                              ==========    ==========

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 8. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1996           1995
                                                            -----------    -----------
Term loan: 48 monthly installments through June 30, 2000;
  interest payable monthly at LIBOR plus 1.50% or floating
  prime rate of bank (7.125% at December 31, 1996)........  $ 8,750,000    $        --
Capital lease obligations: interest payable monthly at
  6.89% to 12.43%.........................................   11,861,000     13,142,000
Other debt: monthly installments through 2000; secured by
  equipment; interest payable monthly at 9.69% to
  10.26%..................................................    2,130,000      1,019,000
                                                            -----------    -----------
Total long-term obligations...............................   22,741,000     14,161,000
Less current portion......................................   (7,535,000)    (4,313,000)
                                                            -----------    -----------
Long-term obligations due after one year..................  $15,206,000    $ 9,848,000
                                                            ===========    ===========

     Maturities of all long-term obligations, including capital lease obligations, due subsequent to December 31, 1996 are as follows:
$7,535,000 -- 1997; $6,895,000 -- 1998; $5,848,000 -- 1999; $1,994,000 -- 2000;
and $469,000 -- 2001. Cash paid for interest approximates interest expense.

     In June 1996, the Company entered into a term loan agreement with a bank for $10 million (the "Loan Agreement"). The Loan Agreement requires the Company to meet certain financial covenants, including maintaining net cash, cash equivalents and/or investment grade securities equal to the outstanding principal loan balance plus $10 million of which an amount of cash, cash equivalents and/or investment grade securities equal to the outstanding principal loan balance plus three months' interest thereon must be maintained in an unrestricted account.

NOTE 9. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has entered into three long-term noncancelable operating leases and one long-term noncancelable operating sublease for office, research and manufacturing facilities in Boulder, Colorado and two long-term lease agreements for office, research and manufacturing facilities in San Dimas, California. The five leases and one sublease contain the following terms:

   LOCATION     TERMINATION DATE   RENEWAL OPTIONS
   --------     ----------------   ---------------
Boulder, CO     October 2001       2 5-year terms
Boulder, CO     November 2001      1 3-year term
Boulder, CO     January 2002       2 7-year terms
Boulder, CO     July 2003          N/A
San Dimas, CA   November 2003      2 5-year terms
San Dimas, CA   May 2003           2 5-year terms

     The Company has entered into certain sale-leaseback transactions and related master equipment lease agreements for manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture and fixtures. At December 31, 1996, $601,000 was available under such agreements. Title to assets acquired under the lease lines of credit resides with the lessor. The Company has the option to purchase the assets at the end of the lease term for the fair market value. The leases have terms ranging from three to five years. One of the master lease agreements required a security deposit of $5,476,000 to be held by the lessor.

                         NEXSTAR PHARMACEUTICALS, INC.

The agreement was amended in September 1995 and the security deposit was returned to the Company. The interest rates on borrowings under these lease lines of credit range between 6.89% and 12.43% per annum.

     Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $3,485,000, $2,618,000 and $1,685,000, respectively.

     Future minimum rental payments under noncancellable operating and capital leases with initial or remaining terms of more than one year as of December 31, 1996 are as follows:

YEARS ENDING                                                    OPERATING       CAPITAL
DECEMBER 31,                                                     LEASES         LEASES
------------                                                   -----------    -----------
   1997......................................................  $ 3,884,000    $ 5,112,000
   1998......................................................    3,175,000      4,189,000
   1999......................................................    2,847,000      2,791,000
   2000......................................................    2,626,000        611,000
   2001......................................................    2,353,000        486,000
   Thereafter................................................    3,221,000             --
                                                               -----------    -----------
                                                               $18,106,000     13,189,000
                                                               ===========
   Less amount representing interest.........................                  (1,328,000)
                                                                              -----------
   Total capital lease obligations...........................                  11,861,000
   Less current portion......................................                  (4,450,000)
                                                                              -----------
   Capital lease obligations due after one year..............                 $ 7,411,000
                                                                              ===========

  Loan Receivable

     The Company owns a 13.9% equity interest in Phytogen Life Sciences Inc. ("PLS"), a Canadian corporation incorporated in British Columbia. In June 1996, the Company's holdings in connection with PLS were restructured. Pursuant to the restructuring, the Company gave up its right to convert a Canadian $4,500,000 loan (the "Loan") (approximately $3,285,000 at the time of conversion and approximately $3,348,000 at December 31, 1995), which it made to PLS, into a 49.9% interest in PLS, converted Canadian $968,784 (approximately $707,000 at the time of conversion) of the Loan into 235,714 preference shares in PLS and converted the Loan to a United States dollar-based loan. In addition, PLS issued a warrant to the Company to acquire up to 300,000 PLS common shares for $3 per share and repaid the Company approximately $700,000 in connection with the Loan. The face amount of the Loan at December 31, 1996 was $2,443,000 with an outstanding allowance for loan loss of $1,737,000. On December 31, 1995, the Company recorded an allowance for loan loss of $2,430,000 for the Loan and ceased accruing interest.

  Short-Term Borrowings

     At December 31, 1996, the Company had a $10.0 million unsecured line of credit with a domestic bank. The short-term borrowings outstanding at December 31, 1996 included borrowings under this line of credit. The Company's working capital needs were fulfilled by borrowing under this line of credit agreement and the terms and interest rate were similar to those generally extended to companies of comparable creditworthiness. This line of credit was terminated subsequent to December 31, 1996 (See Note 13).

     In May 1996, the Company's Spanish subsidiary entered into an agreement to borrow up to 500 million Spanish Pesetas (approximately $3.5 million) with such borrowing being secured by the subsidiary's accounts receivable in Spain. In February 1997, the agreement was amended to increase the amount that the subsidiary may borrow up to 750 million Spanish Pesetas (approximately $5.2 million). In connection with the agreement, the Company is maintaining $2.0 million in an unrestricted account. As of December 31, 1996, the subsidiary had borrowings of 338 million Pesetas (approximately $2.6 million on December 31,
1996) under

                         NEXSTAR PHARMACEUTICALS, INC.

the agreement. The Company's Spanish subsidiary is required to repay the borrowings under the agreement in May 1997.

     The weighted average interest rates on short-term borrowings as of December 31, 1996 and 1995 were 8.13% and 8.50%, respectively.

  Licenses and Royalties

     The Company has entered into license agreements with various medical and educational institutions to obtain certain exclusive and nonexclusive patent rights for the purpose of developing, manufacturing and selling potential products using these patented technologies. Under these agreements, the Company will pay royalties at varying rates based upon levels of revenues from the licensed products, as defined. Generally, the agreements continue as long as any licensed patents remain in force.

     In September 1996, the Company and Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") entered into an agreement (the "Sumitomo License") pursuant to which Sumitomo will develop and market AmBisome in Japan. Under the terms of the Sumitomo License, Sumitomo paid the Company an initial $7.0 million licensing fee (less withholding taxes of $700,000) in October 1996. Sumitomo also is required to make additional payments to the Company if certain clinical and commercial milestones are met and to pay the Company royalties on all Japanese sales.

  Patent Matters

     On May 17, 1993, the Company filed a complaint in the United States District Court for the District of Delaware asking the court to declare U.S. Patent No. 4,880,635 (the "TLC '635 Patent") invalid, unenforceable and not infringed following allegations by The Liposome Company ("TLC") that freeze-dried AmBisome infringes the TLC '635 Patent. The United States District Court for the District of Delaware stayed the lawsuit pending the outcome of a reexamination of the TLC '635 Patent instituted by TLC in the U.S. Patent and Trademark Office ("USPTO"). On July 2, 1996, certain amended claims were allowed by the USPTO. The stay was lifted on July 11, 1996 and an amended complaint was filed by the Company on July 29, 1996. On August 16, 1996, TLC answered the amended complaint and filed a counterclaim against the Company for damages and an injunction based on infringement of the reexamined patent. On January 17, 1997, TLC filed an amended complaint asserting that the Company's method of lyophilizing AmBisome also infringes U.S. Patent 5,578,320 (the "TLC '320 Patent") which was granted by the USPTO to TLC on November 26, 1996. The TLC '635 Patent and the TLC '320 Patent (collectively, the "TLC Patents") cover essentially the same subject matter. On February 26, 1997, the Company filed an amended and supplemental complaint asserting antitrust and business tort actions against TLC. The amended complaint states that TLC had fraudulently obtained the TLC Patents by withholding information from, and intentionally misleading, the USPTO and has attempted to use the TLC Patents in order to injure NeXstar Pharmaceuticals and competition generally, including attempting to affect the Company's proposed stock offering in June 1996. Trial for the TLC Patents is currently scheduled for October 1997.

     In addition, the Company has opposed the grant to TLC of the European and Japanese patents that are counterparts of the TLC Patents. The European opposition is expected to be heard in the European Patent Office (the "EPO") in the spring or summer of 1997. At the opposition hearing, the EPO will rule on the validity of all of the European Union counterparts to the TLC Patents. TLC initiated legal actions against the Company on October 18, 1996 in the Chancery Division of the Patents Court in the United Kingdom, on November 4, 1996 in the Regional Court of The Hague, The Netherlands and on October 18, 1996 in the Regional Court -- Dusseldorf in Germany for alleged infringement of the respective national counterparts to the TLC Patents. In connection with each suit, TLC is seeking an injunction and damages. The Company anticipates that TLC may bring additional actions against the Company in connection with its other European

                         NEXSTAR PHARMACEUTICALS, INC.

counterparts to the TLC Patents and, even if the EPO determines that the European counterparts to the TLC Patents are invalid, TLC may pursue its European patent suits pending an appeal of the EPO's decision.

     The Company does not believe that the TLC Patents present a material risk to the Company nor, based on factors currently known, does the Company believe that the legal proceedings involving TLC will have a material adverse effect on the financial position of the Company. However, no assurance can be given at this time. If the U.S. or a European court were to determine that the TLC '635 Patent or the TLC '320 Patent or one of their European counterparts, as applicable, is both valid and infringed as a result of the freeze-drying of AmBisome, the Company could be enjoined from using its current method of manufacturing and/or could be required to pay damages in connection with sales in the applicable country or countries. In such event, the Company could experience substantial interruption in its ability to produce AmBisome and/or incur significant royalty obligations. In addition, the expense of litigation is expected to be significant regardless of the outcome.

  Legal Proceedings Generally

     In addition to the legal proceedings involving TLC, the Company is involved, from time to time, in legal proceedings arising in the ordinary course of its business. In the opinion of management, none of these matters, based on factors currently known to management, is expected to have a material adverse effect on the financial position of the Company.

  Accrued Retirement Agreement Expense

     Results for the year ended December 31, 1994 were impacted by a charge to earnings of $4,097,000 as a result of an agreement with Dr. Roger Crossley who retired on May 25, 1994 as the President and Chief Executive Officer of Vestar. Vestar and Dr. Crossley entered into an agreement effective May 25, 1994, in connection with his retirement (the "Agreement"). Under the terms of the Agreement, during 1995 Dr. Crossley was paid approximately $2.1 million in connection with his sale of certain shares of the Company's Common Stock. Such payment related to a guarantee that in the event that prior to May 25, 1997 he sold certain shares of the Company's Common Stock which he owned at a price less than $15.772 per share, the Company would pay him the difference between the sales price and $15.772 per share. During June and July 1995, Dr. Crossley sold all but 44,000 of the shares covered by the Agreement. In March 1996, he sold the remaining 44,000 shares covered by the Agreement at no cost to the Company.

     The Company accounted for its liability to Dr. Crossley in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations ("APB 25"). Because of the price guarantee of $15.772 per share, the Company recorded compensation expense at December 31, 1994 based on the amount the Company would have been required to pay Dr. Crossley based on the market value of the Company's Common Stock at December 31, 1994. In accordance with APB 25, following the $2.1 million payment to Dr. Crossley, the Company transferred $1.7 million from accrued retirement agreement expenses to additional paid-in capital.

NOTE 10. STOCKHOLDERS' EQUITY

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

                         NEXSTAR PHARMACEUTICALS, INC.

Company's common stock and two holders of warrants to acquire 250,481 shares of the Company's common stock exercised registration rights granted to them by the Company and had their shares of common stock, or the shares of common stock which relate to their warrants, included in the registration statement.

     On December 22, 1995, the Company sold 297,619 shares of its common stock in a private offering for $5 million ($16.80 per share).

     In February 1994, the Company completed an initial public offering of its common stock, whereby 2,000,000 shares of the Company's common stock were sold at $11.50 per share, resulting in net proceeds of approximately $20,617,000.

     As a result of the Company's initial public offering, all preferred shares outstanding (excluding preferred shares issuable upon exercise of outstanding warrants), including the Series B preferred shares held by WPI, a beneficial owner of more than 5% of the Company's common stock, automatically converted into an aggregate of 5,655,396 shares of common stock upon consummation of the offering.

     On November 19, 1993, the Company's Board of Directors approved the conversion of the Company's Series B redeemable preferred stock into common stock in connection with any public offering by the Company. The Series B redeemable preferred stock was converted by dividing $4,000,000 by $11.50, the price per share in the Company's public offering, with the holder waiving rights to any dividends. In connection with the initial public offering, the Series B stockholder, WPI, transferred to Lawrence M. Gold, the Chairman of the Company, approximately 28% of the shares of common stock WPI acquired as a result of the conversion in consideration for the termination of certain of his rights. At the time of the transfer, the Company recorded non-cash compensation expense and a corresponding credit to additional paid-in capital equal to the fair value of the shares transferred (approximately $1,120,000).

  Warrants

     Common stock warrant activity was as follows:

                                                          RANGE OF         SHARES      EXPIRATION
                                          WARRANTS     EXERCISE PRICES    RESERVED        DATE
                                          ---------    ---------------    ---------    -----------
Outstanding, December 31, 1995..........  1,431,774     $4.09 - $32.54    1,431,774    1996 - 2003
  Granted...............................     50,000             $15.00       50,000           2003
  Exercised.............................   (257,100)    $4.83 - $11.21     (257,100)   1998 - 2003
  Expired...............................     (6,301)            $11.21       (6,301)          1996
                                          ---------                       ---------
Outstanding, December 31, 1996..........  1,218,373                       1,218,373
                                          =========                       =========

     In 1990, the Company issued to Warburg, Pincus Capital Partners, L.P. ("WPCP"), a beneficial owner of more than 5% of the Company's common stock, a warrant to purchase 220,000 shares of common stock with a purchase price of $4.09 per share in connection with the issuance of a letter of credit on behalf of the Company, which has expired. In April 1995, the warrant was exercised for 40,000 shares of common stock and the warrant expired for the remaining 180,000 shares of common stock. In addition, WPCP has a warrant to purchase 1,035,294 of the Company's common stock at an exercise price of $4.83 per share, which was issued in 1990 in connection with the sale of certain equity securities of the Company. In April 1995, WPCP's warrant was amended to change the expiration date to December 31, 1997.

  Registration Rights

     Under certain circumstances, the Company's common stockholders and holders of warrants to purchase common stock of the Company may require a registration of the outstanding common shares or the shares underlying warrants, the cost of which would be borne by the Company.

                         NEXSTAR PHARMACEUTICALS, INC.

  Stock Options and Stock-Based Compensation

     On February 8, 1993, the Company adopted the 1993 Incentive Stock Plan (the "1993 Plan") for employees, directors, and consultants of NeXstar Pharmaceuticals which provides for the sale of shares or the issuance of incentive and nonstatutory stock options of up to 2,404,847 shares of common stock. Options issued under the 1993 Plan are exercisable under conditions as determined by the Board of Directors, with the term of each option being a maximum of ten years from the date of grant. The Company has reserved 2,404,847 shares of its authorized common stock under its 1993 Plan.

     During the year ended December 31, 1996, the Company granted options to purchase 72,500 shares of common stock under the 1993 Plan to executive officers of the Company. Options granted prior to November 1993 vest 20% immediately and 20% on the grant date anniversary each year thereafter for four years. Options granted after October 1993 generally vest 25% on each anniversary date of the four years following the grant date. The option exercise prices range from $0.69 to $25.00 per share.

     The Company has reserved for issuance 1,204,904 shares of its common stock to allow for the exercise of options under its 1988 Stock Option Plan (the "1988 Plan"). Options granted under the 1988 Plan are exercisable upon conditions determined by the Board of Directors of the Company, and expire no later than ten years from the date of grant. The Company does not intend to issue additional options under the 1988 Plan.

     On July 25, 1995, the Company adopted the 1995 Director Option Plan (the "Director Plan"). Under the Director Plan, each outside director of the Company is entitled to receive an option for 10,000 shares of the Company's common stock on the later of the effective date of the Director Plan or the date on which such person first becomes an outside director. In addition, each outside director who has served on the Board of Directors for at least six months automatically is entitled to receive an option grant for 5,000 shares on the last business day prior to each annual meeting of stockholders of the Company. The options have a term of ten years, an exercise price equal to 100% of the fair market value of the common stock on the date of grant and vest 50% on each anniversary date of the two years following the grant date. Options for up to 500,000 shares of common stock may be issued under the Director Plan. In 1996 and 1995, options for 15,000 and 30,000 shares, respectively, were issued to three outside directors.

                         NEXSTAR PHARMACEUTICALS, INC.

     Stock option activity was as follows:

                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                                        RANGE OF        EXERCISE
                                                         OPTIONS     EXERCISE PRICES     PRICE
                                                        ---------    ---------------    --------
Outstanding, December 31, 1993........................  1,618,225    $ 0.69 - $18.47     $ 6.49
  Granted.............................................    574,330    $ 5.54 - $ 9.00     $ 8.90
  Exercised...........................................   (161,084)   $ 1.12 - $ 3.55     $ 3.26
  Forfeited...........................................    (80,699)   $ 2.56 - $17.33     $10.76
                                                        ---------
Outstanding, December 31, 1994........................  1,950,772    $ 0.69 - $18.47     $ 7.29
  Granted.............................................    783,640    $ 5.65 - $16.50     $13.79
  Exercised...........................................   (249,980)   $ 0.69 - $13.92     $ 3.92
  Forfeited...........................................   (294,098)   $ 0.69 - $15.91     $ 8.74
                                                        ---------
Outstanding, December 31, 1995........................  2,190,334    $ 0.69 - $18.47     $ 9.80
  Granted.............................................    654,300    $15.00 - $25.00     $19.20
  Exercised...........................................   (290,615)   $ 0.69 - $18.47     $ 5.43
  Forfeited...........................................   (130,385)   $ 1.12 - $25.00     $17.91
                                                        ---------
Outstanding, December 31, 1996........................  2,423,634    $ 0.69 - $25.00     $12.43
                                                        =========
Exercisable, December 31, 1994........................  1,020,853                        $ 6.98
Exercisable, December 31, 1995........................    997,798                        $ 7.89
Exercisable, December 31, 1996........................  1,090,662                        $ 8.75
Weighted-average fair value of options granted during
  1995................................................     $ 8.02
Weighted-average fair value of options granted during
  1996................................................     $12.05

     The options outstanding at December 31, 1996 have been segregated into ranges for additional disclosure as follows:

                             OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                  -----------------------------------------   -------------------------
                                     WEIGHTED
                     OPTIONS          AVERAGE      WEIGHTED      OPTIONS       WEIGHTED
                  OUTSTANDING AT     REMAINING     AVERAGE    EXERCISABLE AT   AVERAGE
   RANGE OF        DECEMBER 31,     CONTRACTUAL    EXERCISE    DECEMBER 31,    EXERCISE
EXERCISE PRICES        1996        LIFE IN YEARS    PRICE          1996         PRICE
---------------   --------------   -------------   --------   --------------   --------
$ 0.69 - $ 7.96       613,240          4.09         $ 4.06        441,148       $ 3.77
$ 8.38 - $14.75     1,074,114          5.99         $12.61        583,059       $11.73
$14.77 - $23.00       619,280          6.54         $16.88         66,455       $15.60
$23.75 - $25.00       117,000          7.53         $24.42             --           --
                    ---------                                   ---------
$ 0.69 - $25.00     2,423,634          5.72         $12.11      1,090,662       $ 8.75
                    =========                                   =========

     At December 31, 1996, options for 1,073,925 shares were available for future grants.

     The Company has elected to follow APB 25 in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Statement No. 123 requires disclosure of pro forma net income and pro forma earnings per share determined as if the Company has accounted for its employee stock options granted subsequent to

                         NEXSTAR PHARMACEUTICALS, INC.

December 31, 1994 under the fair value method of Statement No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.49% and 5.51%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .7240 and .6206; and an expected life of the option after vesting date of 1.23 years and 0.90 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                            1996              1995
                                                        ------------      ------------
Pro forma net loss....................................  $(26,080,000)     $(37,269,000)
Pro forma net loss per share..........................  $      (1.00)     $      (1.59)

     Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until the fiscal year ended December 31, 1998.

     As a result of nonstatutory stock options granted to consultants in 1996, the Company recorded deferred compensation of $301,000, which is being amortized over a period of four years. The Company recognized $51,000 as a non-cash charge to earnings during 1996 as a result of this amortization.

     As a result of compensatory stock issuances and option grants in 1993, the Company recorded deferred compensation, non-cash charges to earnings and a credit for additional paid-in capital of $470,000, $319,000 and $789,000, respectively. The Company is amortizing the deferred compensation over a period of four years.

  Restrictions on Payment of Dividends

     One of the Company's outstanding debt agreements does not permit the Company to pay dividends in cash during the term of the agreement. In addition, another of the Company's debt agreements requires the Company to maintain certain financial ratios and levels of cash which may have the effect of limiting the Company's ability to pay dividends.

NOTE 11. EMPLOYEE BENEFIT PLANS

  Employee Stock Purchase Plan

     On June 9, 1994, the Company adopted an employee stock purchase plan (the "Stock Purchase Plan") with an effective date of August 1, 1994, under Internal Revenue Code Section 423, which provides for the sale to employees of up to 500,000 shares of common stock. The Company has reserved 500,000 shares of its authorized common stock in connection with the Stock Purchase Plan. Employees who work at least twenty hours per week and at least five months per calendar year may participate. The granting of rights to purchase common stock of the Company shall be determined by the Board of Directors. As of December 31, 1996, a total of 110,966 shares were purchased at prices per share from $4.78 to $15.30, which represented 85% of the fair market value of the common stock on the lower of the offering date or the date of exercise. Expenses associated with the Stock Purchase Plan are not material.

                         NEXSTAR PHARMACEUTICALS, INC.

     Stock Purchase Plan activity was as follows:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                                RANGE OF        EXERCISE
                                                  OPTIONS    EXERCISE PRICES     PRICE
                                                  -------    ---------------    --------
Outstanding, December 31, 1993..................       --                 --         --
  Granted.......................................    6,009              $4.78      $4.78
  Exercised.....................................   (6,009)             $4.78      $4.78
Outstanding, December 31, 1994..................       --                 --         --
  Granted.......................................   46,600      $4.78 - $7.23      $6.60
  Exercised.....................................  (46,600)     $4.78 - $7.23      $6.60
Outstanding, December 31, 1995..................       --                 --         --
  Granted.......................................   58,357    $12.75 - $15.30     $13.85
  Exercised.....................................  (58,357)   $12.75 - $15.30     $13.85
                                                  -------
Outstanding, December 31, 1996..................       --                 --         --
                                                  =======
Weighted-average fair value of options granted
  during 1995...................................  $ 15.71
Weighted-average fair value of options granted
  during 1996...................................  $ 18.11

  Retirement Savings Plan

     The Company maintains a retirement savings plan pursuant to which eligible employees aged 21 or older may defer compensation for income tax purposes under
Section 401(k) of the Internal Revenue Code of 1986 (the "Savings Plan"). Employee contributions are discretionary, but are not to exceed 12% of eligible annual compensation. The Savings Plan includes a Company match of 50% of employee contributions up to a maximum of 6% of eligible annual compensation. For the years ended December 31, 1996, 1995, and 1994, the Company recorded expenses related to the Savings Plan of approximately $513,000, $160,000 and $135,000, respectively. At December 31, 1996, approximately $1.5 million representing 101,834 shares of the Company's common stock, was held by the Savings Plan in trust for plan participants. Additional contributions of Company stock are not allowed under the Savings Plan.

NOTE 12. INCOME TAXES

     For financial reporting purposes, loss before income taxes includes the following components:

                                                      YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 1996           1995           1994
                                             ------------   ------------   ------------
Pretax loss:
United States..............................  $(20,890,000)  $(35,128,000)  $(14,543,000)
Foreign....................................    (1,165,000)    (1,320,000)    (1,505,000)
                                             ------------   ------------   ------------
                                             $(22,055,000)  $(36,448,000)  $(16,048,000)
                                             ============   ============   ============

                         NEXSTAR PHARMACEUTICALS, INC.

     The current provision for income taxes includes the following:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1996       1995       1994
                                                       --------   --------   --------
Federal income taxes.................................  $     --   $     --   $ 16,000
State income taxes...................................        --         --         --
Foreign income taxes.................................   926,000    183,000    143,000
                                                       --------   --------   --------
                                                       $926,000   $183,000   $159,000
                                                       ========   ========   ========

     The difference between the Company's current provision for income taxes and the federal statutory rate of 34% is reconciled as follows:

                                                       YEARS ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1996           1995          1994
                                               -----------   ------------   -----------
Statutory rate applied to loss before income
  taxes......................................  $(7,499,000)  $(12,392,000)  $(5,565,000)
Tax effect of subsidiary losses without
  benefit....................................      396,000        296,000       144,000
Effect of foreign tax rates..................      926,000        183,000        41,000
In-process purchased research and
  development................................           --      4,020,000            --
Merger-related costs not deductible for tax
  purposes...................................           --      1,023,000            --
Net operating loss unused/(net of operating
  loss carryforwards utilized)...............    5,276,000      6,470,000     4,525,000
Other........................................    1,827,000        583,000     1,014,000
                                               -----------   ------------   -----------
                                               $   926,000   $    183,000   $   159,000
                                               ===========   ============   ===========

     At December 31, 1996, the Company had net operating loss and tax credit carryforwards available to reduce future taxable income. Utilization of these losses and credits may be subject to substantial annual limitations due to the separate return limitation years ("SRLY") and ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of the net operating losses and credits before utilization. Tax loss and tax credit carryforwards are as follows:

                                           FEDERAL                         STATE
                                 ---------------------------    ---------------------------
                                                RESEARCH AND                   RESEARCH AND
                                     NET        DEVELOPMENT         NET        DEVELOPMENT
                                  OPERATING      AND OTHER       OPERATING      AND OTHER
     EXPIRES DECEMBER 31,           LOSS          CREDITS          LOSS          CREDITS
     --------------------        -----------    ------------    -----------    ------------
     2002......................  $ 3,732,000     $       --     $ 3,636,000     $       --
     2003......................    6,442,000             --       3,153,000             --
     2004......................    7,287,000             --       3,646,000             --
     2005......................    6,815,000             --       3,717,000             --
     2006......................    2,943,000             --       2,943,000             --
     2007......................    8,002,000        463,000       8,002,000             --
     2008......................   14,857,000      4,669,000      12,403,000      1,431,000
     2009......................    5,284,000        710,000       5,391,000          6,000
     2010......................   15,803,000        517,000       6,564,000        371,000
     2011......................   15,519,000      1,391,000      10,702,000        500,000
                                 -----------     ----------     -----------     ----------
                                 $86,684,000     $7,750,000     $60,157,000     $2,308,000
                                 ===========     ==========     ===========     ==========

                         NEXSTAR PHARMACEUTICALS, INC.

     The components of the Company's deferred tax asset and related valuation allowance as of December 31, 1996 and 1995 are as follows:

                                                                 DECEMBER 31,
                                                         -----------------------------
                                                             1996             1995
                                                         ------------      -----------
Net operating loss carryforwards
  Federal..............................................  $ 29,473,000      $26,295,000
  State................................................     1,985,000        1,811,000
Tax credit carryforwards
  Federal..............................................     7,750,000        6,379,000
  State................................................     2,308,000        1,513,000
Other --  net..........................................     7,266,000        3,846,000
                                                         ------------      -----------
                                                           48,782,000       39,844,000
Valuation allowance....................................   (48,782,000)     (39,844,000)
                                                         ------------      -----------
Deferred tax asset recognized..........................  $         --      $        --
                                                         ============      ===========

NOTE 13. SUBSEQUENT EVENTS

     In February 1997, the Company entered into an agreement with its European toll manufacturer to acquire for one million Irish Punts (approximately $1.6 million) the Dublin, Ireland facilities at which the toll manufacturer is providing quality control testing, final labeling and packaging for the Company's products in Europe. The Company anticipates acquiring the facilities in the third quarter of 1997.

     In March 1997, the Company substantially restructured its bank financing by
(a) terminating an unsecured line of credit pursuant to which it had a right to borrow up to $10 million, (b) entering into a credit agreement pursuant to which the Company and certain of its subsidiaries may borrow up to $15 million with the borrowings being collateralized by certain of the non-U.S. accounts receivable of the Company and the subsidiaries and (c) entering into a revolving line of credit (the "Credit Line") pursuant to which the Company may borrow up to $15 million. An affiliate of WPI, a beneficial owner of more than 5% of the Company's common stock, is a guarantor of the Credit Line in return for WPI's receipt of a warrant to acquire 125,000 shares of the Company's common stock at a purchase price of $12.50 per share.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Merger, dated as of October 30,
                            1994, among the Registrant, Neptune Merger-Sub Corp. and
                            Vestar, Inc.(1).
          2.2            -- Agreement and Plan of Merger, dated as of August 29,
                            1995, among the Registrant, Supra-Sub Merger Corp. and
                            Supragen, Inc.(2).
          3.1            -- Second Amended and Restated Certificate of Incorporation
                            of the Registrant(3).
          3.2            -- Amended and Restated Bylaws of the Registrant(4).
          4.1            -- Second Amended and Restated Certificate of Incorporation
                            of the Registrant (filed as Exhibit 3.1 to this Report).
          4.2            -- Form of Common Stock certificate of the Registrant(4).
         10.1            -- License Agreement between University Research Corporation and the Registrant, effective as of July 17, 1991, as
                            amended on October 26, 1992(5).
         10.2            -- Amendment No. 2, effective April 5, 1996, and Amendment
                            No. 3, dated September 5, 1996, to the License Agreement
                            between University Research Corporation and the
                            Registrant, effective as of July 17, 1991, as amended on
                            October 26, 1992.
         10.3            -- Stock Purchase Agreement among the Registrant, Warburg,
                            Pincus Investors, L.P., University Research Corporation
                            and Lawrence M. Gold, dated as of July 17, 1991, as
                            amended on December 4, 1992, and as amended by letter
                            agreement on November 19, 1993(5).
         10.4            -- Employment Agreement, dated July 1, 1991, between the
                            Registrant and Lawrence M. Gold(5).
         10.5            -- Letter Agreement, dated May 1, 1992, between the
                            Registrant and Patrick J. Mahaffy(5).
         10.6            -- Master Equipment Lease Agreement between MMC/GATX
                            Partnership No. 1 and the Registrant, dated as of
                            November 23, 1992(5).
         10.7            -- Research and License Agreement between Eli Lilly and
                            Company and the Registrant, effective as of September 15,
                            1992, and Amendment No. 1 thereto dated as of April 1,
                            1994(4).
         10.8            -- Stock Purchase Agreement among the Registrant, Eli Lilly and Company and Warburg, Pincus Investors, L.P., dated as
                            of September 15, 1992(5).
         10.9            -- Supplement to Stock Purchase Agreement among the
                            Registrant, Eli Lilly and Company, Warburg, Pincus
                            Investors, L.P. and certain additional investors, dated
                            as of September 30, 1992(5).
         10.10           -- Second Supplement to Stock Purchase Agreement among the
                            Company, Accel III, L.P., Accel Japan L.P., Accel
                            Investors '92 L.P., New Enterprise Associates V Limited
                            Partnership, Ven Sed I, Eli Lilly and Company and
                            Warburg, Pincus Investors, L.P., dated as of December 4,
                            1992(5).
         10.11           -- Collaborative Research Agreement between the Registrant and Becton, Dickinson and Company, dated as of May 28,
                            1993(5).
         10.12           -- License Agreement between the Registrant and Becton,
                            Dickinson and Company, dated as of May 28, 1993(5).
         10.13           -- Amendment to the Collaborative Research Agreement and
                            License Agreement, effective as of June 1, 1995, between
                            the Registrant and Becton, Dickinson and Company(6).
         10.14           -- Collaborative Research Agreement between the Registrant and Schering A.G., dated as of November 16, 1993(5).

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.15           -- Letter Agreement between the Registrant and Schering
                            A.G., effective February 1, 1997, amending the
                            Collaborative Research Agreement between the Registrant
                            and Schering A.G., dated as of November 16, 1993.
         10.16           -- License Agreement between the Registrant and Schering
                            A.G., dated as of November 16, 1993(5).
         10.17           -- Master Equipment Lease Agreement between Phoenix Leasing
                            Incorporated and the Registrant, dated November 15,
                            1993(5).
         10.18           -- Master Lease Agreement between USL Capital Corporation
                            and the Registrant, dated as of November 9, 1995(7).
         10.19           -- Letter Agreement, dated January 24, 1994, between Eli
                            Lilly and Company and the Registrant(5).
         10.20           -- Common Stock Purchase Warrant issued to Warburg, Pincus
                            Capital Partners, L.P., dated May 11, 1990(8).
         10.21           -- Letter Agreement, dated April 20, 1995, between Warburg,
                            Pincus Capital Partners, L.P. and the Registrant
                            regarding amendments to warrants held by Warburg, Pincus
                            Capital Partners, L.P.(9).
         10.22           -- Vestar, Inc. 401(k) Retirement Savings Plan and Trust,
                            Amendment No. 1 thereto and the related adoption
                            agreement thereto, dated March 27, 1995(4).
         10.23           -- Supragen, Inc. 401(k) Profit Sharing Plan and Adoption
                            Agreement(2).
         10.24           -- Registrant's 401(k) Retirement Savings Plan, effective
                            January 1, 1996, and related adoption agreement(10).
         10.25           -- Adoption Agreement of the NeXagen, Inc. 401(k) Retirement
                            Plan, dated January 1, 1993(5).
         10.26           -- NeXagen, Inc. 1993 Incentive Stock Plan, adopted February
                            8, 1993, as amended(2).
         10.27           -- Amendment No. 4 to NeXagen, Inc. 1993 Incentive Stock
                            Plan, adopted February 8, 1993(3).
         10.28           -- Registrant's 1995 Director Option Plan, adopted July 25,
                            1995(2).
         10.29           -- Vestar, Inc. 1988 Stock Option Plan(4).
         10.30           -- Registrant's 1994 Employee Stock Purchase Plan, adopted
                            June 9, 1994(4).
         10.31           -- Amendment No. 1 to Registrant's 1994 Employee Stock
                            Purchase Plan, adopted June 9, 1994(3).
         10.32           -- Lease, dated March 26, 1987, between Vestar, Inc. and
                            Majestic Realty Co. and Patrician Associates, Inc. and
                            Amendment No. 1 thereto and Amendment No. 2 thereto,
                            dated as of June 8, 1992(4).
         10.33           -- Third Amendment, dated January 11, 1996, between Majestic
                            Realty Co. and Patrician Associates, Inc. and the
                            Registrant, to Lease, dated March 26, 1987, between
                            Vestar, Inc. and Majestic Realty Co. and Patrician
                            Associates, Inc.(7).
         10.34           -- Agreement, dated January 6, 1993, between Vestar, Inc.
                            and Vical Incorporated(7).
         10.35           -- Assignment and Royalty Agreement, dated December 21,
                            1990, effective as of June 2, 1989, between Vestar, Inc.
                            and City of Hope National Medical Center(8).
         10.36           -- License Agreement, effective as of August 12, 1986,
                            between Vestar, Inc. and The Regents of the University of
                            California(7).
         10.37           -- Agreement by and between Fujisawa USA, Inc. and Vestar,
                            Inc., dated August 9, 1991, and Amendment No 1 thereto,
                            dated as of May 17, 1994(4).

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.38           -- Amendment No 2 to agreement between Fujisawa USA, Inc.
                            and Vestar, Inc., dated as of April 3, 1995, between
                            Fujisawa USA, Inc. and Vestar, Inc. (9) [Part of this
                            document has been redacted for purposes of
                            confidentiality pursuant to Rule 24b-2 of the Securities
                            Exchange Act of 1934, as amended].
         10.39           -- Amendment No. 3 to Agreement between Fujisawa USA, Inc.
                            and the Registrant, dated March 4, 1996, to the Agreement
                            by and between Fujisawa USA, Inc. and Vestar, Inc., dated
                            August 9, 1991(7).
         10.40           -- Lease, dated April 13, 1992, between Vestar, Inc. and
                            Majestic Realty Co. and Patrician Associates, Inc.(4).
         10.41           -- First Amendment to Lease, dated April 10, 1993, between
                            Majestic Realty Co. and Patrician Associates, Inc. and
                            Vestar, Inc. amending Lease, dated April 13, 1992,
                            between Majestic Realty Co. and Patrician Associates,
                            Inc. and Vestar, Inc.(7).
         10.42           -- Master Lease Agreement, dated June 29, 1994, between
                            Vestar, Inc. and Comdisco, Inc.(4).
         10.43           -- Lease Agreement, dated September 28, 1994, between the
                            Registrant and Deane Investment Co., Ltd.(4).
         10.44           -- License Agreement, dated December 23, 1992, between
                            Supragen, Inc. and National Jewish Center for Immunology
                            and Respiratory Medicine, as amended(2).
         10.45           -- Employment Agreement, dated November 4, 1994, between
                            Supragen, Inc. and Michael T. Burke(2).
         10.46           -- Royalty Agreement, dated October 30, 1995, between the
                            Registrant and Amplimed Corporation(7).
         10.47           -- Pharmaceutical Pricing Agreement between the Secretary of
                            Veterans Affairs and the Registrant, dated April 30,
                            1996(11).
         10.48           -- Master Agreement between Secretary of Veterans Affairs
                            and the Registrant, dated April 30, 1996(11).
         10.49           -- Pharmaceutical Pricing Agreement between the Secretary of
                            Health and Human Services and the Registrant, dated April
                            30, 1996(11).
         10.50           -- Rebate Agreement between the Secretary of Health and
                            Human Services and the Registrant, dated April 30,
                            1996(11).
         10.51           -- Industrial Real Estate Lease, dated July 1, 1996, by and between Wilderness Place, Ltd. and the Registrant(12).
         10.52           -- Loan Agreement, dated as of June 28, 1996, by and between the Registrant and The Sumitomo Bank, Limited(12).
         10.53           -- Sublease Agreement, dated July 31, 1996, between Sybase,
                            Inc. and the Registrant(13).
         10.54           -- Lease Agreement, dated November 6, 1996, between Avalon
                            Investment Company and the Registrant(13).
         10.55           -- Commercial Factoring Agreement between Santander de
                            Factoring, S.A. and NeXstar Farmaceutica, S.A., entered
                            into on May 21, 1996, as amended.
         10.56           -- License and Distribution Agreement, dated September 26,
                            1997, by and between Sumitomo Pharmaceuticals Co., Ltd.
                            and the Registrant. [Part of the document has been
                            redacted for purposes of confidentiality pursuant to Rule
                            24b-2 of the Securities Exchange Act of 1934, as
                            amended.]
         10.57           -- Credit Agreement, entered into as of March 24, 1997,
                            between Wells Fargo Bank (Colorado), National
                            Association, the Registrant and certain of the
                            Registrant's subsidiaries.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.58           -- Securities Purchase Agreement among Warburg, Pincus
                            Capital Partners, L.P., Humana Inc. and Vestar, Inc.,
                            dated May 11, 1990.
         11.1            -- Statement Re: Computation of Net Loss Per Share.
         21.1            -- Subsidiaries of Registrant.
         23.1            -- Consent of Independent Auditors.
         27.1            -- Financial Data Schedule.

 (1) Previously filed on January 26, 1995, as Annex A to the Registration Statement on Form S-4 (File No. 33-88786), which exhibit is incorporated by reference herein.

 (2) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended September 30, 1995, and incorporated by reference herein.

 (3) Previously filed in the Exhibits to the Registration Statement on Form S-3 (File No. 333-04653), declared effective by the Securities and Exchange Commission on June 19, 1996, which exhibit is incorporated by reference herein.

 (4) Previously filed in the Exhibits to Form 10-K (File No. 0-23012) for the Registrant for the fiscal year ended December 31, 1994, and incorporated by reference herein.

 (5) Previously filed in the Exhibits to the Registration Statement on Form S-1 (File No. 33-72142), declared effective by the Securities and Exchange Commission on January 28, 1994, which exhibit is incorporated by reference herein.

 (6) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended June 30, 1995, and incorporated by reference herein.

 (7) Previously filed in the Exhibits to Form 10-K (File No. 0-23012) for the Registrant for the fiscal year ended December 31, 1995, and incorporated by reference herein.

 (8) Previously filed, on March 22, 1991, in the Exhibits to the Registration Statement on Form S-2 (File No. 33-39549), which exhibit is incorporated by reference herein.

 (9) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended March 31, 1995, and incorporated by reference herein.

(10) Previously filed in the Exhibits to the Registration Statement on Form S-3 (File No. 333-00758) declared effective by the Securities and Exchange Commission on February 9, 1996, which exhibit is incorporated by reference herein.

(11) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended March 31, 1996, and incorporated by reference herein.

(12) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended June 30, 1996, and incorporated by reference herein.

(13) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended September 30, 1996, and incorporated by reference herein.