Form 10-Q
period 1997-03-31
NEXSTAR PHARMACEUTICALS INC
filed 1997-05-14
CIK 915359

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -----------------

                                   FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM      TO

                              -----------------

                         COMMISSION FILE NUMBER 0-23012


                        NEXSTAR PHARMACEUTICALS, INC.
           (Exact name of registrant as specified in its charter)

                              -----------------


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

                              -----------------

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

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of April 30, 1997 was 26,436,579.

                         NEXSTAR PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

                                                                                                                  PAGE
                                                                                                                  ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

   Condensed Consolidated Balance Sheets -- March 31, 1997 and December 31, 1996  . . . . . . . . . . . . . . . .   3

   Condensed Consolidated Statements of Operations -- Three Months Ended March 31, 1997 and 1996  . . . . . . . .   4

   Condensed Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1997 and 1996  . . . . . . . .   5

   Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of  Operations . . . . . . . .   9


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 2.    Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         NEXSTAR PHARMACEUTICALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 March 31,      December 31,
                                                                  1997             1996
                                                              -------------    -------------
                                                               (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                  $  30,610,000    $  21,542,000
   Marketable securities                                         11,605,000       20,423,000
   Accounts receivable                                           32,894,000       30,001,000
   Inventories                                                   15,540,000       15,629,000
   Prepaid expenses and other                                     2,745,000        2,276,000
                                                              -------------    -------------
Total current assets                                             93,394,000       89,871,000

Equipment and leasehold improvements, net of
   accumulated depreciation and amortization                     42,713,000       43,960,000
Investment in life science enterprise                             2,257,000        2,709,000
Patent and trademark costs, net of accumulated amortization       4,921,000        4,633,000
Purchased technology, net of accumulated amortization             1,759,000        2,010,000
Other noncurrent assets                                           1,958,000        1,317,000
                                                              -------------    -------------
Total assets                                                  $ 147,002,000    $ 144,500,000
                                                              =============    =============

Liabilities and stockholders' equity
Current liabilities:
   Short-term borrowings                                      $  14,617,000    $  12,936,000
   Accounts payable                                               6,532,000       10,483,000
   Accrued compensation and employee benefits                     3,155,000        3,544,000
   Other accrued expenses                                         7,032,000        7,174,000
   Long-term obligations due within one year                      7,860,000        7,535,000
                                                              -------------    -------------
Total current liabilities                                        39,196,000       41,672,000
Long-term obligations due after one year                         30,004,000       15,206,000

Commitments and contingencies

Stockholders' equity:
   Common stock                                                     264,000          264,000
   Additional paid-in capital                                   214,478,000      213,931,000
   Deferred compensation                                           (346,000)        (367,000)
   Accumulated unrealized loss on investment                       (452,000)              --
   Cumulative translation adjustment                               (445,000)        (230,000)
   Accumulated deficit                                         (135,697,000)    (125,976,000)
                                                              -------------    -------------
Total stockholders' equity                                       77,802,000       87,622,000
                                                              -------------    -------------
Total liabilities and stockholders' equity                    $ 147,002,000    $ 144,500,000
                                                              =============    =============



See notes to condensed consolidated financial statements

                        NEXSTAR PHARMACEUTICALS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                  Three Months Ended
                                                      March 31,
                                              ----------------------------
                                                 1997              1996
                                              ------------    ------------
Revenues:
    Product revenues                          $ 20,008,000    $ 17,545,000
    Collaborative agreements and contracts         521,000         579,000
    Interest income                                338,000         433,000
                                              ------------    ------------
Total revenues                                  20,867,000      18,557,000
                                              ------------    ------------

Expenses:
    Cost of goods sold                           4,456,000       3,819,000
    Research and development                    12,757,000      11,176,000
    Selling, general and administrative         12,827,000       9,463,000
    Interest expense                               524,000         285,000
                                              ------------    ------------
Total expenses                                  30,564,000      24,743,000
                                              ------------    ------------

Loss before provision for income taxes          (9,697,000)     (6,186,000)
Provision for income taxes                          24,000         110,000
                                              ------------    ------------

Net loss                                      $ (9,721,000)   $ (6,296,000)
                                              ============    ============

Net loss per share                            $      (0.37)   $      (0.25)
                                              ============    ============

Shares used in computing net loss per share     26,424,000      25,065,000
                                              ============    ============





See notes to condensed consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                    1997              1996
                                                                                ------------      ------------
OPERATING ACTIVITIES
Net loss                                                                        $ (9,721,000)     $ (6,296,000)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization of equipment and leasehold improvements        2,405,000         2,718,000
      Amortization of intangible assets                                              418,000           385,000
      Compensation expense related to grant of options and sales of stock,
        including amortization of deferred compensation                               65,000            28,000
      Other                                                                           94,000           (60,000)
      Changes in operating assets and liabilities:
        Accounts receivable                                                       (3,072,000)       (1,480,000)
        Inventories                                                                   89,000          (903,000)
        Prepaid expenses and other                                                  (469,000)          395,000
        Other noncurrent assets                                                        1,000           142,000
        Accounts payable                                                          (3,404,000)       (1,082,000)
        Accrued compensation and employee benefits                                  (389,000)         (266,000)
        Other accrued expenses                                                      (272,000)          366,000
                                                                                ------------      ------------
Net cash used in operating activities                                            (14,255,000)       (6,053,000)

INVESTING ACTIVITIES
Maturities (purchases) of marketable securities, net                               8,818,000       (17,515,000)
Additions to equipment and leasehold improvements                                 (1,705,000)       (2,837,000)
Additions to patent costs                                                           (426,000)         (322,000)
Additions to other noncurrent assets                                                (318,000)               --
                                                                                ------------      ------------
Net cash provided by (used in) investing activities                                6,369,000       (20,674,000)

FINANCING ACTIVITIES
Proceeds from short-term borrowings, net                                           1,681,000         1,500,000
Proceeds from sale-leaseback transactions                                          1,313,000         1,091,000
Payments on capital lease obligations                                             (1,093,000)       (1,112,000)
Proceeds from issuance of long-term debt                                          15,668,000                --
Repayments on long-term debt                                                        (765,000)               --
Proceeds from sale of common stock, net of offering costs                            150,000        27,162,000
                                                                                ------------      ------------
Net cash provided by financing activities                                         16,954,000        28,641,000
                                                                                ------------      ------------

Net increase in cash and cash equivalents                                          9,068,000         1,914,000
Cash and cash equivalents at beginning of period                                  21,542,000        20,893,000
                                                                                ------------      ------------
Cash and cash equivalents at end of period                                      $ 30,610,000      $ 22,807,000
                                                                                ============      ============



See notes to condensed consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (UNAUDITED)

NOTE 1:      Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2:      Inventories

             Inventories are summarized as follows:

                                March 31, 1997          December 31, 1996
                                --------------          -----------------
  Finished Goods                  $  3,076,000             $  4,092,000
  Work in Process                    9,606,000                8,358,000
  Raw Materials                      2,858,000                3,179,000
                                   -----------              -----------
                                   $15,540,000              $15,629,000
                                   ===========              ===========

NOTE 3:      Patent Matters

             On May 17, 1993, the Company filed a complaint in the United States District Court for the District of Delaware against The Liposome Company ("TLC") asking the court to declare U.S. Patent No. 4,880,635 (the "TLC '635 Patent") owned by TLC invalid, unenforceable and not infringed, following allegations by TLC that AmBisome infringes the TLC '635 Patent because of the manner in which it is freeze dried. The United States District Court for the District of Delaware stayed the lawsuit pending the outcome of a reexamination of the TLC '635 Patent instituted by TLC in the U.S. Patent and Trademark Office ("USPTO"). On July 2, 1996, certain amended claims were allowed by the USPTO. The stay was lifted on July 11, 1996 and an amended complaint was filed by the Company on July 29, 1996. On August 16, 1996, TLC answered the amended complaint and filed a counterclaim against the Company for damages and an injunction based on infringement of the reexamined patent. On January 17, 1997, TLC filed an amended complaint asserting that the Company's method of lyophilizing AmBisome also infringes U.S. Patent 5,578,320 (the "TLC '320 Patent") which was granted by the USPTO to TLC on November 26, 1996. The TLC '635 Patent and the TLC '320 Patent (collectively, the "TLC Patents") cover essentially the same subject matter. On February 26, 1997, the Company filed an amended and supplemental complaint asserting antitrust and business tort actions against TLC. The amended complaint states that TLC had fraudulently obtained the TLC Patents by withholding information from, and intentionally misleading, the USPTO and has attempted to use the TLC Patents in order to injure NeXstar Pharmaceuticals and competition generally, including attempting to affect the Company's proposed stock offering in June 1996. Trial on these issues is currently scheduled for October 1997.

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

             In addition, the Company has opposed the grant to TLC of the European and Japanese patents that are counterparts of the TLC Patents. The European opposition is scheduled to be heard in the European Patent Office ("EPO") in November 1997. At the opposition hearing, the EPO will rule on the validity of all of the European Union counterparts to the TLC Patents. TLC initiated legal actions against the Company on October 18, 1996 in the Chancery Division of the Patents Court in the United Kingdom, on November 4, 1996 in the Regional Court of The Hague, The Netherlands and on October 18, 1996 in the Regional Court -- Dusseldorf in Germany for alleged infringement of the respective national counterparts to the TLC Patents. In connection with each suit, TLC is seeking an injunction and damages. The Company anticipates that TLC may bring additional actions against the Company in connection with its other European counterparts to the TLC Patents and, even if the EPO determines that the European counterparts to the TLC Patents are invalid, TLC may pursue its European patent suits pending an appeal of the EPO's decision.

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

NOTE 4:      Commitments and Contingencies and Sales of Unregistered Securities

             In March 1997, the Company substantially restructured its bank financing by (a) terminating an unsecured line of credit pursuant to which it had a right to borrow up to $10 million, (b) entering into a credit agreement pursuant to which the Company and certain of its subsidiaries may borrow up to $15 million, with the borrowings being collateralized by certain of the non-U.S. accounts receivable of the Company and the subsidiaries and (c) entering into a revolving line of credit (the "Credit Line") pursuant to which the Company may borrow up to $15 million. An affiliate of Warburg, Pincus Investors, L.P. ("WPI"), a beneficial owner of more than 5% of the Company's common stock, is a guarantor of the Credit Line in return for WPI's receipt of a warrant to acquire 125,000 shares of the Company's common stock at a purchase price of $12.50 per share. The warrant, which has a term of three years, cannot be exercised until March 1998.

             During March 1997, a warrant holder, which in the past has provided equipment leasing to the Company, exercised a warrant and acquired 4,400 unregistered shares of the Company's common stock
             for $6.25 per share.   In issuing the warrant to WPI and issuing
             the shares of common stock upon the exercise of the warrant by the equipment leasing company, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, since the warrant and the shares of common stock were acquired by sophisticated investors.

             During the first quarter of 1997, the Company entered into an agreement with its European toll manufacturer to acquire for one million Irish Punts (approximately $1.6 million on March 31, 1997) the Dublin, Ireland facilities at which the toll manufacturer is providing quality control testing, final labeling and packaging for the

             Company's products in Europe. The Company anticipates acquiring the facilities in the third quarter of 1997 at which time the Company will be required to make a final payment of 800,000 Irish Punts (approximately $1.3 million on March 31, 1997).

NOTE 5:      Earnings per Share

             In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement No. 128"), which the Company is required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculations of primary earnings per share and fully diluted earnings per share for the three months ended March 31, 1997 and 1996, respectively, is not expected to be material.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         NeXstar Pharmaceuticals is a leading biopharmaceutical company engaged in the discovery, development, manufacture and marketing of proprietary pharmaceutical products to treat life-threatening and other serious diseases.

         The Company markets AmBisome, a liposomal formulation of amphotericin B, for the treatment of life-threatening fungal infections when conventional treatment fails and DaunoXome, a liposomal formulation of the anticancer agent daunorubicin, which is used as a first line therapy for the treatment of advanced, HIV-associated Kaposi's sarcoma ("KS"). The Company currently relies on sales of AmBisome in Europe for a substantial majority of its product revenues and expects sales of AmBisome in Europe to account for a majority of its revenues in 1997. AmBisome has been approved for sale by the regulatory authorities in 25 countries for the treatment of fungal infections, including four countries in which it has been approved as a primary therapy. In November 1996, a New Drug Application was filed with the U.S. Food and Drug Administration (the "FDA") for the use of AmBisome as a primary treatment for confirmed and presumptive fungal infections, prophylaxis in liver transplant patients, empiric therapy in neutropenic patients and visceral leishmaniasis and as a secondary treatment for fungal infections refractory to amphotericin B treatment. DaunoXome has been approved for sale as a primary therapy for KS in the U.S., Canada and 16 European countries. The Company's revenue growth will be substantially dependent upon increased penetration of existing markets, establishing new markets, development of new indications for AmBisome and DaunoXome and introduction of new products.

         In October 1996, the FDA approved the IND filing for MiKasome, the Company's liposomal formulation of amikacin, a potent aminoglycoside antibiotic that is employed against bacterial infections. The Company is currently conducting a Phase I clinical trial for MiKasome in the U.S. In addition, VincaXome, the Company's liposomal formulation containing the anticancer drug vincristine, and several of the Company's SELEX process-derived compounds (including aptamer antagonists to vascular endothelial growth factor (VEGF) and platelet-derived growth factor (PDGF) and aptamers which inhibit the activity of L-selectin and P-selectin) are in preclinical or early preclinical development.

         In connection with most of its European sales, the Company prices its products in the currencies of the countries into which they are sold (the "Payment Currencies"), and revenues in the past have been and in the future could be adversely affected by currency fluctuations. A significant majority of the Company's manufacturing costs are in U.S. Dollars. Therefore, any fall in the value of the Payment Currencies relative to the U.S. Dollar is likely to negatively impact gross margins for the Company's products since the Company's manufacturing costs would stay approximately the same while its revenue in terms of U.S. Dollars would decline. Sales in Germany, the U.K., Italy and Spain together accounted for 56% of the Company's product revenues for the three months ended March 31, 1997. The Company prices its products in each of these four countries in the local currency. Between January 1, 1997 and March 31, 1997, the value of the U.S. Dollar increased 8%, 4%, 9% and 9%, respectively, against the German Mark, the British Pound, the Italian Lira and the Spanish Peseta. Absent an increase in the price of the Company's products throughout Europe or a general decline in the value of the U.S. Dollar versus most leading European currencies, the continued strength of the U.S. Dollar may significantly impact the Company's revenues as denominated in U.S. Dollars.

         NeXstar Pharmaceuticals hedges certain of its foreign currency exposures, with respect to its outstanding trade accounts receivable and accounts payable, through the use of forward contracts. NeXstar Pharmaceuticals does not currently enter into speculative foreign currency transactions and does not write speculative options. In the future, the Company may begin currency hedging in connection with anticipated revenues and expenses and may use options in addition to forward contracts. Such hedging will be done solely for the purpose of protecting the Company from foreign currency fluctuations. The Company recognizes a gain or loss for each forward contract for the difference between the contract rate and the market rate on each balance sheet date which is recorded as a selling, general and administrative expense. At present, no deferred accounting is used in connection with the Company's hedging activities. Notwithstanding its hedging activities (which have not always included fully hedging against potential gains or losses), the Company has in the past recognized foreign exchange gains and losses. There can be no assurance that significant gains or losses will not be incurred in the future.

RESULTS OF OPERATIONS

Three months ended March 31, 1997

         Product revenues increased 14% to $20.0 million for the three months ended March 31, 1997 from $17.5 million for the corresponding period in 1996 primarily due to a 23% increase in unit sales of AmBisome in overseas markets. Gains from increased unit sales were offset by a 12% reduction in the average selling price (as calculated in U.S. Dollars) compared to the first quarter of 1996, primarily due to a substantial appreciation in the value of the U.S. Dollar compared to the leading European currencies. A significant majority of the Company's product sales are in European currencies. Absent an increase in the price of the Company's products throughout Europe or a general decline in the value of the U.S. Dollar versus most leading European currencies, the continued strength of the U.S. Dollar may significantly impact the Company's revenues as denominated in U.S. Dollars.

         Collaborative agreement and contract revenues decreased to $521,000 for the three months ended March 31, 1997 compared to $579,000 for the three months ended March 31, 1996. Collaborative agreement and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and performance of contract benchmarks. The Company expects collaborative agreement and contract revenues to increase due to an agreement by Schering A.G., in February 1997, to increase its annual funding to the Company to $2.4 million from $1.0 million in connection with a collaborative research agreement first entered into in 1993.

         Interest income decreased to $338,000 for the three months ended March 31, 1997 compared to $433,000 for the three months ended March 31, 1996. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

         Cost of goods sold was $4.5 million, or 22% of product revenue, for the three months ended March 31, 1997 compared to $3.8 million, or 22% of product revenue, for the three months ended March 31, 1996. The increase in cost of goods sold was primarily due to increased sales of AmBisome and DaunoXome. Cost of goods sold consists primarily of raw materials, allocations of overhead, labor and equipment costs and charges associated with lyophilization services provided by outside vendors.

         Research and development expenses increased 14% to $12.8 million for the three months ended March 31, 1997 compared to $11.2 million for the three months ended March 31, 1996. The increase in research and development expenses is primarily attributable to (i) expanded clinical trial activity for both DaunoXome and MiKasome; (ii) additional preclinical spending on aptamer drug candidates developed using the SELEX process, the Company's proprietary combinatorial chemistry technology; and (iii) costs associated with developing alternative presentations of AmBisome. For the three months ended March 31, 1997, $488,000 of research and development expenses was sponsored by third parties compared to $360,000 for the corresponding period in 1996. Research and development expenses consist primarily of salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel, consultants, supplies, occupancy costs and depreciation of laboratory equipment and facilities. The Company expects research and development expenses to continue to increase as clinical trials and preclinical studies are expanded.

         Selling, general and administrative expenses increased 35% to $12.8 million for the three months ended March 31, 1997 compared to $9.5 million for the three months ended March 31, 1996. The increase was primarily related to
(i) litigation costs of $2.1 million during the three months ended March 31, 1997 in connection with two U.S. patents and their European and Japanese counterparts held by The Liposome Company and (ii) increased expenses in connection with the continued expansion of the Company's domestic and international marketing operations. The Company recognized a foreign exchange loss of $38,000 for the three months ended march 31, 1997 compared to a loss of $74,000 for the corresponding period in 1996.

         Interest expense increased to $524,000 for the three months ended March 31, 1997 from $285,000 for the three months ended March 31, 1996. The increase was primarily due to interest payable under the term loan agreement for $10 million entered into by the Company in June 1996, short-term borrowings and additional borrowings in connection with several equipment lease arrangements.

         The Company reported a net loss of $9.7 million, or $0.37 per share, for the three months ended March 31, 1997 compared to a net loss of $6.3 million, or $0.25 per share, for the three months ended March 31, 1996.

         As of March 31, 1997, the Company recorded a reduction of $452,000 in the balance sheet account investment in life science enterprise to adjust an investment classified as available-for-sale to fair value. This adjustment was excluded from earnings and reported in a separate component of stockholders' equity.

Patent Matters

         On May 17, 1993, the Company filed a complaint in the United States District Court for the District of Delaware against The Liposome Company ("TLC") asking the court to declare U.S. Patent No. 4,880,635 (the "TLC '635 Patent") owned by TLC invalid, unenforceable and not infringed, following allegations by TLC that AmBisome infringes the TLC '635 Patent because of the manner in which it is freeze dried. The United States District Court for the District of Delaware stayed the lawsuit pending the outcome of a reexamination of the TLC '635 Patent instituted by TLC in the U.S. Patent and Trademark Office ("USPTO"). On July 2, 1996, certain amended claims were allowed by the USPTO. The stay was lifted on July 11, 1996 and an amended complaint was filed by the Company on July 29, 1996. On August 16, 1996, TLC answered the amended complaint and filed a counterclaim against the Company for damages and an injunction based on infringement of the reexamined patent. On January 17, 1997, TLC filed an amended complaint asserting that the Company's method of lyophilizing AmBisome also infringes U.S. Patent 5,578,320 (the "TLC '320 Patent") which was granted by the USPTO to TLC on November 26, 1996. The TLC '635 Patent and the TLC '320 Patent (collectively, the "TLC Patents") cover essentially the same subject matter. On February 26, 1997, the Company filed an amended and supplemental complaint asserting antitrust and business tort actions against TLC. The amended complaint states that TLC had fraudulently obtained the TLC Patents by withholding information from, and intentionally misleading, the USPTO and has attempted to use the TLC Patents in order to injure NeXstar Pharmaceuticals and competition generally, including attempting to affect the Company's proposed stock offering in June 1996. Trial on these issues is currently scheduled for October 1997.

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

         In addition, the Company has opposed the grant to TLC of the European and Japanese patents that are counterparts of the TLC Patents. The European opposition is scheduled to be heard in the European Patent Office ("EPO") in November 1997. At the opposition hearing, the EPO will rule on the validity of all of the European Union counterparts to the TLC Patents. TLC initiated legal actions against the Company on October 18, 1996 in the Chancery Division of the Patents Court in the United Kingdom, on November 4, 1996 in the Regional Court of The Hague, The Netherlands and on October 18, 1996 in the Regional Court -- Dusseldorf in Germany for alleged infringement of the respective national counterparts to the TLC Patents. In connection with each suit, TLC is seeking an injunction and damages. The Company anticipates that TLC may bring additional actions against the Company in connection with its other European counterparts to the TLC Patents and, even if the EPO determines that the European counterparts to the TLC Patents are invalid, TLC may pursue its European patent suits pending an appeal of the EPO's decision.

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

         In addition to proceedings involving the TLC Patents, the Company has opposed the grant of other TLC European and Japanese patents, and is involved in an interference proceeding with a U.S. patent application owned by the University of California, relating to certain active drug loading techniques that the owners of this patent or application could claim are used in the manufacture of products such as DaunoXome. In the event that any of the patents opposed by the Company are granted, additional costly litigation could result.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and marketable securities position at March 31, 1997 was $42.2 million compared to $42.0 million on December 31, 1996. The $250,000 increase in cash and marketable securities position was primarily the result of the following:

         Net cash used in operating activities                               $(14,255,000)
         Investment in equipment and leasehold improvements                  $ (1,705,000)
         Proceeds from short-term borrowings                                    1,681,000
         Proceeds from sale-leaseback transactions                              1,313,000
         Payments on capital lease obligations                                 (1,093,000)
         Proceeds from issuance of long-term debt                              15,668,000
         Repayment of long-term debt                                             (765,000)
         Other                                                                   (594,000)
                                                                             ------------
                                                                             $    250,000
                                                                             ============

         The Company invests its cash and cash equivalents and marketable securities in interest-bearing investment grade securities.

         The Company's accounts receivable balance at March 31, 1997 was $32.9 million as compared to $30.0 million on December 31, 1996. The growth in accounts receivable was primarily due to increased sales of AmBisome over the past year and proportionately increased sales of the Company's products in countries in which payments tend to be slower than the average payment periods historically experienced by the Company. Payment practices vary significantly between countries and increased sales in countries in which payments tend to be slower, often as a result of the slowness by governmental entities in reimbursing the Company's customers, have in the past increased and in the future may increase the average length that accounts receivable are outstanding and may increase the financial risk of certain of the Company's customers. In particular, the Company's Greek distributor, which owes a significant portion of the accounts receivable to the Company, has been slow in making payments to the Company because of the slowness of government-funded institutions in making payments to it. During 1996, the Greek distributor granted the Company a security interest in accounts receivable owed to the distributor by the institutions to which it sells the Company's products. Additionally, the Greek government has indicated that it is considering procedures which would expedite payments by Greek hospitals. The Company continually seeks improvements in its collection process to maximize its cash flow from product sales in a timely manner.

         As of March 31, 1997, the Company's inventory value was $15.5 million compared to $15.6 million as of December 31, 1996 which represents a 1% decrease for the period ended March 31, 1997. If the Company is successful in increasing its product revenues, the Company expects to gain manufacturing efficiencies from increased production thereby decreasing cost of goods sold per unit of product.

         For the three months ended March 31, 1997, the Company had proceeds from sales and leaseback transactions of $1.3 million related to the purchase of capital equipment and proceeds from facilities improvement financing transactions of $668,000. As of March 31, 1997, $8.4 million was available under agreements relating to the lease of manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture and fixtures and facilities improvements.

         In March 1997, the Company substantially restructured its bank financing by (a) terminating an unsecured line of credit pursuant to which it had a right to borrow up to $10 million, (b) entering into a credit agreement (the "Accounts Receivable Agreement") pursuant to which the Company and certain of its subsidiaries may borrow up to $15 million, with the borrowings being collateralized by certain of the non-U.S. accounts receivable of the Company and the subsidiaries and (c) entering into a revolving line of credit (the "Credit Line") pursuant to which the Company may borrow up to $15 million. An affiliate of Warburg, Pincus Investors, L.P. ("WPI"), a beneficial owner of more than 5% of the Company's common stock, is a guarantor of the Credit Line in return for WPI's receipt of a warrant to acquire 125,000 shares of the Company's common stock at a purchase price of $12.50 per share. As of March 31, 1997, the Company had borrowings of $10.2 million under the Accounts Receivable Agreement and $15.0 million under the Credit Line.

         In June 1996, the Company entered into a term loan agreement for $10 million (the "Loan Agreement") which is being repaid in 48 monthly installments. As of March 31, 1997, the Company had borrowings of $8.1 million under the Loan Agreement. The Loan Agreement requires the Company to meet certain financial covenants, including maintaining net cash, cash equivalents and/or investment grade securities equal to the outstanding principal loan balance plus $10 million of which an amount of cash, cash equivalents and/or investment grade securities equal to the outstanding principal loan balance plus three months' interest thereon must be maintained in an unrestricted account.

         In May 1996, the Company's Spanish subsidiary entered into an agreement to borrow up to 500 million Spanish Pesetas (approximately $3.5 million on March 31, 1997) with such borrowing being secured by the subsidiary's accounts receivable in Spain. In February 1997, the agreement was amended to increase the amount that the subsidiary may borrow to 750 million Spanish Pesetas (approximately $5.3 million on March 31, 1997). In connection with the agreement, the Company is maintaining $2.0 million in an unrestricted account. As of March 31, 1997, the subsidiary had borrowings of 616 million Spanish Pesetas (approximately $4.3 million on March 31, 1997) under the agreement. The Company's Spanish subsidiary is required to repay the borrowings under the agreement in May 1998.

         The Company anticipates significant expenses during 1997 in connection with developing and equipping additional laboratory space in Boulder, Colorado. In addition, the Company has entered into an agreement with its European toll manufacturer to acquire for one million Irish Punts (approximately $1.6 million on March 31, 1997) the Dublin, Ireland facilities at which the toll manufacturer is providing quality control testing, final labeling and packaging for the Company's products in Europe. The Company anticipates acquiring the facilities in the third quarter of 1997 at which time the Company will be required to make a final payment of 800,000 Irish Punts (approximately $1.3 million on March 31, 1997).

         The Company believes that it is advisable to augment its existing cash in order to fund all of its activities, including conducting clinical trials, which the Company believes are necessary to continue its growth. Therefore, the Company anticipates raising cash whenever market conditions are favorable and is currently exploring alternatives for obtaining funds. Such capital may be raised through additional public or private financing, as well as
collaborative relationships, borrowings and other available sources.   In
addition, in the course of its business, the Company evaluates products and technologies held by third parties which, if acquired, could result in the development of product candidates by the Company or which complement technologies currently being developed by the Company. The Company expects from time to time to be involved in discussions with other entities concerning the Company's potential acquisition of rights to additional pharmaceutical products. In the event that the Company acquires such products or third-party technologies, the Company may find it necessary or advisable to obtain additional funding.

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

In particular, the Company expects to have significant cash requirements in the near future as a result of, but not limited to: (i) increased clinical studies which are required in order to expand the indications and markets for AmBisome and DaunoXome; (ii) the cost of obtaining approval for pharmaceuticals which have been and are being developed by the Company, including MiKasome; (iii) the cost of equipping new facilities; and (iv) costs in connection with the Company's litigation involving the TLC Patents and their European and Japanese counterparts. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of the Company, dilution to then existing stockholders may result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs or commercialization efforts or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         See Management's Discussion and Analysis of Financial Condition and Results Of Operations -- Patent Matters.

ITEM 2.   CHANGES IN SECURITIES

          See Note 4 to the Financial Statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      EXHIBITS

                 10.1 Common Stock Purchase Warrant issued to Warburg, Pincus Investors, L.P., dated March 27, 1997.

                 10.2 Employment Agreement, dated March 14, 1997, between the Registrant and Nicole Onetto, M.D.

                 10.3 Revolving Loan Agreement, dated March 27, 1997, between Bank of Boston Connecticut and the Registrant.

                 11.1     Statement Re: Computation of Net Loss Per Share.

                 27.1     Financial Data Schedule.

                 (b)      Reports on Form 8-K

                          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NEXSTAR PHARMACEUTICALS, INC.



Dated: May 14, 1997                      By:  /s/PATRICK J. MAHAFFY
                                            -----------------------
                                              Patrick J. Mahaffy
                                              President and Chief
                                              Executive Officer


Dated: May 14, 1997                      By:  /s/MICHAEL E. HART
                                            --------------------
                                              Michael E. Hart
                                              Vice President and Chief Financial
                                              Officer (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)

                                 EXHIBIT INDEX


                                                                         Sequentially
Exhibit                                                                    Numbered
Number                           Description                                 Page
------                           -----------                             ------------
10.1      Common Stock Purchase Warrant issued to Warburg, Pincus
          Investors, L.P., dated March 27, 1997.

10.2      Employment Agreement, dated March 14, 1997, between the
          Registrant and Nicole Onetto, M.D.

10.3      Revolving Loan Agreement, dated March 27, 1997, between
          Bank of Boston Connecticut and the Registrant.

11.1      Statement Re: Computation of Net Loss Per Share.

27.1      Financial Data Schedule.