Form 10-Q
period 1997-06-30
NEXSTAR PHARMACEUTICALS INC
filed 1997-08-13
CIK 915359

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM     TO
                                                 ----   ----

                                 ------------

                         Commission file number 0-23012

                         NEXSTAR PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                                 ------------

       Delaware                                        84-1173453
(State of incorporation)                   (I.R.S. Employer Identification No.)

                             2860 Wilderness Place
                            Boulder, Colorado 80301
                    (Address of principal executive offices)

                 Registrant's telephone number: (303) 444-5893

                                  ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of July 31, 1997 was 26,512,966.

===============================================================================

                         NEXSTAR PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

    Condensed Consolidated Balance Sheets -- June 30, 1997
        and December 31, 1996 ..............................................3

    Condensed Consolidated Statements of Operations -- Three
        Months and Six Months Ended June 30, 1997 and 1996..................4

    Condensed Consolidated Statements of Cash Flows -- Six
        Months Ended June 30, 1997 and 1996.................................5

    Notes to Condensed Consolidated Financial Statements....................6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................9

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings...............................................16

Item 2.    Changes in Securities...........................................16

Item 4.    Submission of Matters to a Vote of Security Holders.............16

Item 6.    Exhibits and Reports on Form 8-K................................17

SIGNATURES ................................................................18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         NEXSTAR PHARMACEUTICALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   June 30,        December 31,
                                                                     1997              1996
                                                                -------------      -------------
                                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                    $  23,143,000      $  21,542,000
   Marketable securities                                            9,937,000         20,423,000
   Accounts receivable                                             35,702,000         30,001,000
   Inventories                                                     15,643,000         15,629,000
   Prepaid expenses and other                                       2,727,000          2,276,000
                                                                -------------      -------------
Total current assets                                               87,152,000         89,871,000

Equipment and leasehold improvements, net of
   accumulated depreciation and amortization                       43,621,000         43,960,000
Investment in life science enterprise                                      --          2,709,000
Patent and trademark costs, net of accumulated amortization         5,086,000          4,633,000
Purchased technology, net of accumulated amortization               1,507,000          2,010,000
Other noncurrent assets                                             1,898,000          1,317,000
                                                                -------------      -------------
Total assets                                                    $ 139,264,000      $ 144,500,000
                                                                =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                        $  14,701,000      $  12,936,000
   Accounts payable                                                 5,884,000         10,483,000
   Accrued compensation and employee benefits                       3,467,000          3,544,000
   Other accrued expenses                                           7,273,000          7,174,000
   Long-term obligations due within one year                        8,041,000          7,535,000
                                                                -------------      -------------
Total current liabilities                                          39,366,000         41,672,000
Long-term obligations due after one year                           29,236,000         15,206,000

Commitments and contingencies

Stockholders' equity:
   Common stock                                                       265,000            264,000
   Additional paid-in capital                                     214,969,000        213,931,000
   Deferred compensation                                             (274,000)          (367,000)
   Cumulative translation adjustment                                 (338,000)          (230,000)
   Accumulated deficit                                           (143,960,000)      (125,976,000)
                                                                -------------      -------------
Total stockholders' equity                                         70,662,000         87,622,000
                                                                -------------      -------------
Total liabilities and stockholders' equity                      $ 139,264,000      $ 144,500,000
                                                                =============      =============


See notes to condensed consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                            June 30,
                                                ------------------------------      ------------------------------
                                                    1997              1996              1997              1996
                                                ------------      ------------      ------------      ------------
Revenues:
    Product revenues                            $ 22,088,000      $ 20,380,000      $ 42,096,000      $ 37,925,000
    Collaborative agreements and contracts           638,000           357,000         1,159,000           936,000
    Interest income                                  491,000           413,000           829,000           846,000
                                                ------------      ------------      ------------      ------------
Total revenues                                    23,217,000        21,150,000        44,084,000        39,707,000
                                                ------------      ------------      ------------      ------------

Expenses:
    Cost of goods sold                             5,520,000         4,435,000         9,976,000         8,254,000
    Research and development                      12,580,000         9,493,000        25,337,000        20,669,000
    Selling, general and administrative           12,281,000        10,932,000        25,108,000        20,395,000
    Interest expense                               1,004,000           271,000         1,528,000           556,000
                                                ------------      ------------      ------------      ------------
Total expenses                                    31,385,000        25,131,000        61,949,000        49,874,000
                                                ------------      ------------      ------------      ------------

Loss before provision for income taxes            (8,168,000)       (3,981,000)      (17,865,000)      (10,167,000)
Provision for income taxes                            95,000            59,000           119,000           166,000
                                                ------------      ------------      ------------      ------------

Net loss                                        $ (8,263,000)     $ (4,040,000)     $(17,984,000)     $(10,333,000)
                                                ============      ============      ============      ============

Net loss per share                              $      (0.31)     $      (0.15)     $      (0.68)     $      (0.40)
                                                ============      ============      ============      ============

Shares used in computing net loss per share       26,447,000        26,132,000        26,436,000        25,686,000
                                                ============      ============      ============      ============



See notes to condensed consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                               ------------------------------
                                                                                   1997              1996
                                                                               ------------      ------------
OPERATING ACTIVITIES
Net loss                                                                       $(17,984,000)     $(10,333,000)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization of equipment and leasehold improvements        4,824,000         5,044,000
     Amortization of intangible assets                                              882,000           771,000
     Compensation expense related to grant of options and sales of stock,
       including amortization of deferred compensation                              137,000            58,000
     Other                                                                          (99,000)         (154,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                                       (5,883,000)       (6,753,000)
       Inventories                                                                  (14,000)       (3,781,000)
       Prepaid expenses and other                                                  (451,000)          365,000
       Other noncurrent assets                                                      (13,000)         (177,000)
       Accounts payable                                                          (5,699,000)         (351,000)
       Accrued compensation and employee benefits                                   (77,000)           15,000
       Other accrued expenses                                                       298,000           702,000
                                                                               ------------      ------------
Net cash used in operating activities                                           (24,079,000)      (14,594,000)

INVESTING ACTIVITIES
Maturities (purchases) of marketable securities, net                             10,486,000       (13,657,000)
Additions to equipment and leasehold improvements                                (3,385,000)       (4,554,000)
Proceeds from sale of investment in life science enterprise                       2,683,000                --
Additions to patent costs                                                          (729,000)         (719,000)
Additions to other noncurrent assets                                               (318,000)          700,000
                                                                               ------------      ------------
Net cash provided by (used in) investing activities                               8,737,000       (18,230,000)

FINANCING ACTIVITIES
Proceeds from short-term borrowings, net                                          1,765,000         3,833,000
Proceeds from sale-leaseback transactions                                         1,997,000         1,640,000
Payments on capital lease obligations                                            (2,279,000)       (2,198,000)
Proceeds from issuance of long-term debt                                         16,404,000        10,000,000
Repayments on long-term debt                                                     (1,586,000)               --
Proceeds from sale of common stock, net of offering costs                           642,000        28,834,000
                                                                               ------------      ------------
Net cash provided by financing activities                                        16,943,000        42,109,000
                                                                               ------------      ------------

Net increase in cash and cash equivalents                                         1,601,000         9,285,000
Cash and cash equivalents at beginning of period                                 21,542,000        20,893,000
                                                                               ------------      ------------
Cash and cash equivalents at end of period                                     $ 23,143,000      $ 30,178,000
                                                                               ============      ============



See notes to condensed consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

NOTE 1:   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

          Certain reclassifications have been made to prior year amounts to agree with the current year presentation.

NOTE 2:   Inventories

          Inventories are summarized as follows:


                                           June 30, 1997    December 31, 1996
                                           -------------    -----------------
              Finished Goods               $   4,235,000      $  4,092,000
              Work in Process                  8,563,000         8,358,000
              Raw Materials                    2,845,000         3,179,000
                                           -------------      ------------
                                           $  15,643,000      $ 15,629,000
                                           =============      ============

NOTE 3:   Patent Matters

          On August 11, 1997, the Company and The Liposome Company ("TLC") reached a settlement in which the two companies agreed to dismiss all legal proceedings involving TLC's reexamined U.S. Patent No. 4,880,635 (the "TLC `635 Patent") and U.S. Patent No. 5,578,320 (the "TLC `320 Patent") and their international counterparts. The legal proceedings related to whether AmBisome, the Company's liposomal formulation of amphotericin B, infringed TLC's patents because of the manner in which it is freeze dried (lyophilized). In the settlement agreement between the parties (the "Settlement Agreement"), TLC granted the Company immunity from suit in connection with the worldwide production and sales of AmBisome and a worldwide right to use the TLC `635 Patent and the TLC `320 Patent.

          The Company originally initiated legal proceedings on May 17, 1993, when it filed a complaint in the United States District Court for the District of Delaware against TLC asking the court to declare the TLC `635 Patent invalid, unenforceable and not infringed, following allegations by TLC that AmBisome infringed the TLC `635 Patent because of the manner in which it is freeze dried. The United States District Court for the District of Delaware stayed the lawsuit pending the outcome of a reexamination of the TLC `635 Patent instituted by TLC in the U.S. Patent and Trademark Office ("USPTO"). On July 2, 1996, certain amended claims were allowed by the USPTO. The stay was lifted on July 11, 1996 and an amended complaint was filed by the Company on July 29, 1996. On August 16, 1996, TLC answered the amended complaint and filed a counterclaim against the Company for damages and an injunction based on infringement of the reexamined patent. On January 17, 1997, TLC filed an amended complaint asserting that the Company's method of lyophilizing AmBisome also infringed the TLC `320 Patent which was granted by the USPTO to TLC on November 26, 1996. The TLC `635 Patent and the TLC `320 Patent (collectively, the "TLC Patents") cover essentially the same subject matter. On February 26, 1997, the Company filed an amended and supplemental complaint asserting antitrust and business tort actions against TLC. The amended complaint stated that TLC had fraudulently obtained the TLC Patents by withholding information from, and intentionally misleading, the USPTO and had attempted to use the TLC Patents in order to injure NeXstar Pharmaceuticals and competition generally, including attempting to affect the Company's proposed stock offering in June 1996. In connection with the Settlement Agreement, the parties agreed to dismiss all claims.

          In addition, the Company had opposed the grant to TLC of the European and Japanese patents that are counterparts of the TLC Patents. TLC initiated legal actions against the Company on October 18, 1996 in the Chancery Division of the Patents Court in the United Kingdom, on November 4, 1996 in the Regional Court of The Hague, The Netherlands and on October 18, 1996 in the Regional Court -- Dusseldorf in Germany for alleged infringement of the respective national counterparts to the TLC Patents. In connection with each suit, TLC sought an injunction and damages. In connection with the Settlement Agreement, the three European lawsuits are required to be dismissed and the Company agreed to withdraw its opposition in the European and Japanese patent offices to the grant of the TLC Patents.

NOTE 4:   Earnings per Share

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement No. 128"), which the Company is required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculations of primary earnings per share and fully diluted earnings per share for the three months and six months ended June 30, 1997 and 1996, respectively, is not expected to be material.

NOTE 5:   Commitments and Contingencies and Sales of Unregistered Securities

          On July 31, 1997, the Company completed the sale of $75 million of 6 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures") in a private offering to SBC Warburg Inc. and Oppenheimer & Co., Inc. (the "Initial Purchasers"). The sale to the Initial Purchasers was made pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The Initial Purchasers resold the Debentures in reliance on Rule 144A under the Act and outside the United States to certain persons in offshore transactions in reliance on Regulation S under the Act. The
          Debentures were issued pursuant to an indenture and are convertible into a total of up to 4,444,444 shares of the Company's common stock, $.01 par value (the "Common Stock"), at $16.875 per share. In connection with the sale of the Debentures, the Initial Purchasers were granted a right, which expires on August 30, 1997, to acquire up to an additional $5 million of the Debentures. Under the terms of a Registration Rights Agreement, the Company is required to file a "shelf" registration statement registering for resale the Debentures and the shares of Common Stock into which the Debentures may be converted. Pursuant to the Registration Rights Agreement, the Company is required to keep the "resale" registration statement effective for up to two years.

          The Company used the net proceeds of $72,350,000 (after deducting a 3% commission of $2,250,000 received by the Initial Purchasers and estimated transaction expenses of $400,000) from the sale of the Debentures on July 31, 1997, in part, to repay outstanding bank borrowings of the Company in the principal amount of $28.6 million, including repaying (a) the outstanding principal amount of $7.5 million under a term loan (the "Term Loan"); (b) the outstanding principal balance of $10.0 million under a revolving line of credit (the "Credit Line") pursuant to which the Company was permitted to borrow up to $15 million; and (c) the outstanding principal amount of $11.1 million under a credit agreement (the "Accounts Receivable Loan") pursuant to which the Company and certain of its subsidiaries may borrow up to $15 million, with the borrowings being collateralized by certain of the non-U.S. accounts receivable of the Company and the subsidiaries. Following the repayment of the bank borrowings, the Term Loan and the Credit Line were terminated. However, the Company and its subsidiaries retain the right to borrow up to $15 million under the Accounts Receivable Loan. As a result of the termination of the Credit Line, the Company will be required to incur a non-cash charge to earnings of $309,000 in connection with a warrant for 125,000 shares of Common Stock issued to Warburg, Pincus Investors, L.P. ("WPI"), a beneficial owner of more than 5% of the Common Stock, in return for an affiliate of WPI having guaranteed the Credit Line.

          During the first quarter of 1997, the Company entered into an agreement with its European toll manufacturer to acquire for one million Irish Punts (approximately $1.5 million on June 30, 1997) the Dublin, Ireland facilities at which the toll manufacturer is providing quality control testing, final labeling and packaging for the Company's products in Europe. The Company anticipates acquiring the facilities in the third quarter of 1997 at which time the Company will be required to make a final payment of 800,000 Irish Punts (approximately $1.2 million on June 30, 1997).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks associated with the following: reliance on a single product for a substantial portion of the Company's revenues; general economic and business conditions, including fluctuations in currency exchange rates; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; results of clinical studies; results of research and development activities; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

       NeXstar Pharmaceuticals is a fully integrated biopharmaceutical company engaged in the discovery, development, manufacture and marketing of proprietary pharmaceutical products to treat life-threatening and other serious oncological, immunological, hematological and infectious diseases.

       The Company markets AmBisome, a liposomal formulation of amphotericin B, for the treatment of life-threatening fungal infections and DaunoXome, a liposomal formulation of the anticancer agent daunorubicin, which is used as a first line therapy for the treatment of advanced, HIV-associated Kaposi's sarcoma ("KS"). The Company currently relies on sales of AmBisome in Europe for a substantial majority of its product revenues and expects sales of AmBisome in Europe to account for a majority of its revenues in 1997. On August 11, 1997, the U.S. Food and Drug Administration (the "FDA") approved AmBisome for use as a primary therapy for patients with a low blood cell count (febrile neutropenia) who have a presumed fungal infection, also known as fever of unknown origin or FUO, and with visceral leishmaniasis and as a secondary treatment for fungal infections refractory (that do not respond) to amphotericin B treatment. Besides being approved in the United States, AmBisome has been approved for sale by the regulatory authorities in 29 countries for the treatment of life-threatening fungal infections, including thirteen countries in which it has been approved as a primary therapy for some form of fungal infection. DaunoXome has been approved for sale as a primary therapy for KS in the U.S., Canada and 16 European countries. The Company's revenue growth will be substantially dependent upon increased penetration of existing markets, establishing new markets, approval of additional indications for AmBisome and DaunoXome and introduction of new products.

       The Company is currently conducting Phase I clinical trials in the U.S. for MiKasome, the Company's liposomal formulation of amikacin, a potent aminoglycoside antibiotic. In addition, several of the Company's SELEX process-derived compounds (including aptamer antagonists to vascular endothelial growth factor (VEGF) and platelet-derived growth factor (PDGF) and aptamers which inhibit the activity of L-selectin and P-selectin) are in preclinical or early preclinical development.

       In connection with most of its European sales, the Company prices its products in the currencies of the countries into which they are sold (the "Payment Currencies"), and revenues in the past have been and in the future could be adversely affected by currency fluctuations. A significant majority of the Company's manufacturing costs are in U.S. Dollars. Therefore, any fall in the value of the Payment Currencies relative to the U.S. Dollar is likely to negatively impact gross margins for the Company's products since the Company's manufacturing costs would stay approximately the same while its revenue in terms of U.S. Dollars would decline. Sales in Germany, the U.K., Italy and Spain together accounted for 56% of the Company's product revenues for the three months and six months ended June 30, 1997. The Company prices its products in each of these four countries in the local currency. Between January 1, 1997 and June 30, 1997, the value of the U.S. Dollar increased 13%, 3%, 12% and 14%, respectively, against the German Mark, the British Pound, the Italian Lira and the Spanish Peseta. Absent an increase in the price of the Company's products throughout Europe or a general decline in the value of the U.S. Dollar versus most leading European currencies, the continued strength of the U.S. Dollar may significantly impact the Company's revenues as denominated in U.S. Dollars.

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

RESULTS OF OPERATIONS

Three months and six months ended June 30, 1997

       Product revenues increased 8% and 11% to $22.1 million and $42.1 million for the three months and six months ended June 30, 1997, respectively, from $20.4 million and $37.9 million, for the corresponding periods in 1996, respectively, primarily due to an increase in unit sales of AmBisome in non-U.S. markets. Gains from increased unit sales were offset by a reduction in the average selling price (as calculated in U.S. Dollars) compared to the corresponding periods of 1996 due, in significant part, to a substantial appreciation in the value of the U.S. Dollar compared to the leading European currencies. A significant majority of the Company's product sales are in European currencies. Absent an increase in the price of the Company's products throughout Europe or a general decline in the value of the U.S. Dollar versus most leading European currencies, the continued strength of the U.S. Dollar may significantly impact the Company's revenues as denominated in U.S. Dollars.

       Collaborative agreement and contract revenues increased to $638,000 and $1,159,000 for the three months and six months ended June 30, 1997, respectively, compared to $357,000 and $936,000 for the corresponding periods of 1996, respectively. The increases were primarily due to Schering A.G., in February 1997, agreeing to increase its annual funding to the Company to $2.4 million from $1.0 million in connection with a collaborative research agreement first entered into in 1993. Collaborative agreement and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and performance of contract benchmarks.

       Interest income increased to $491,000 and decreased to $829,000 for the three months and six months ended June 30, 1997, respectively, compared to $413,000 and $846,000 for the corresponding periods of 1996, respectively. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

       Cost of goods sold was $5.5 million and $10.0 million, or 25% and 24% of product revenues, for the three months and six months ended June 30, 1997, respectively, compared to $4.4 million and $8.3 million, or 22% of product revenues, for the corresponding periods of 1996, respectively. The increase in cost of goods sold was primarily due to increased sales of the Company's products. The increase in cost of goods sold as a percentage of product revenues was primarily the result of (i) a reduction in the average revenue per vial of product produced due, in significant part, to a substantial appreciation of the U.S. Dollar compared to leading European currencies and (ii) a charge in the second quarter of 1997 of $367,000 for certain AmBisome lots that failed to pass certain of the Company's stringent internal quality control specifications. Cost of goods sold consists primarily of raw materials, allocations of overhead, labor and equipment costs and charges associated with lyophilization services provided by outside vendors. Cost of goods sold as a percentage of revenues is expected to increase in the future as a result of the approval of AmBisome in the United States. Pursuant to an agreement between the Company and Fujisawa USA, Inc. ("Fujisawa"), the Company and Fujisawa will co-promote AmBisome in the United States and the Company will sell AmBisome to Fujisawa at cost for sale in the U.S. In addition, the Company will receive 20% of the gross profits from all U.S. sales. As the Company's sales of AmBisome to Fujisawa increase as a percentage of total AmBisome sales, the cost of goods sold as a percentage of revenues is expected to increase.

       Research and development expenses increased 33% and 22% to $12.6 million and $25.3 million for the three months and six months ended June 30, 1997, respectively, compared to $9.5 million and $20.7 million for the corresponding periods of 1996, respectively. The increase in research and development expenses is primarily attributable to (i) expanded clinical trial activity for both DaunoXome and MiKasome; (ii) additional preclinical spending on aptamer drug candidates developed using the SELEX process, the Company's proprietary combinatorial chemistry technology; and (iii) costs associated with developing alternative presentations of AmBisome. For the three months and six months ended June 30, 1997, $584,000 and $1.1 million, respectively, of research and development expenses were sponsored by third parties compared to $216,000 and $576,000 for the corresponding periods in 1996, respectively. Research and development expenses consist primarily of salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel, consultants, supplies, occupancy costs and depreciation of laboratory equipment and facilities.

       Selling, general and administrative expenses increased 13% and 23% to $12.3 million and $25.1 million for the three months and six months ended June 30, 1997, respectively, compared to $10.9 million and $20.4 million for the corresponding periods of 1996, respectively. The increase was primarily related to (i) litigation costs of $1.5 million and $3.7 million during the three months and six months ended June 30, 1997, respectively, in connection with two U.S. patents and their European and Japanese counterparts held by The Liposome Company and (ii) increased expenses in connection with the continued expansion of the Company's domestic and international marketing operations. The Company recognized a foreign exchange loss of $51,000 and $89,000 for the three months and six months ended June 30, 1997, respectively, compared to a loss of $153,000 and $227,000 for the corresponding periods in 1996, respectively.

       Interest expense increased to $1.0 million and $1.5 million for the three months and six months ended June 30, 1997, respectively, from $271,000 and $556,000 for the corresponding periods of 1996, respectively. The increase was primarily due to interest payable under (i) the term loan agreement for $10 million entered into by the Company in June 1996, (ii) the credit agreement entered into by the Company in March 1997, (iii) the accounts receivable loan entered into by the Company in March 1997 and (iv) additional borrowings in connection with several equipment lease arrangements. As a result of the Company's sale of $75 million of 6 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures") and the repayment by the Company of its bank borrowings on July 31, 1997 ( see "Recent Events" below), the Company anticipates an increase in its quarterly interest expense compared to the three months ended June 30, 1997.

       The Company reported a net loss of $8.3 million and $18.0 million, or $0.31 and $0.68 per share, for the three months and six months ended June 30, 1997, respectively, compared to a net loss of $4.0 million and $10.3 million, or $0.15 and $0.40 per share, for the corresponding periods of 1996, respectively.

Patent Matters

       The Company believes that there will continue to be significant litigation in the pharmaceutical industry regarding patents and other intellectual property rights, but cannot predict the likelihood of it being involved in any disputes. Any new litigation could consume a substantial portion of the Company's resources regardless of the outcome of such litigation.

       On August 11, 1997, the Company and The Liposome Company ("TLC") reached a settlement in which the two companies agreed to dismiss all legal proceedings involving TLC's reexamined U.S. Patent No. 4,880,635 (the "TLC `635 Patent") and U.S. Patent No. 5,578,320 (the "TLC `320 Patent") and their international counterparts. The legal proceedings related to whether AmBisome, the Company's liposomal formulation of amphotericin B, infringed TLC's patents because of the manner in which it is freeze dried (lyophilized). In the settlement agreement between the parties (the "Settlement Agreement"), TLC granted the Company immunity from suit in connection with the worldwide production and sales of AmBisome and a worldwide right to use the TLC `635 Patent and the TLC `320 Patent.

       The Company originally initiated legal proceedings on May 17, 1993, when it filed a complaint in the United States District Court for the District of Delaware against TLC asking the court to declare the TLC `635 Patent invalid, unenforceable and not infringed, following allegations by TLC that AmBisome infringed the TLC `635 Patent because of the manner in which it is freeze dried. The United States District Court for the District of Delaware stayed the lawsuit pending the outcome of a reexamination of the TLC `635 Patent instituted by TLC in the U.S. Patent and Trademark Office ("USPTO"). On July 2, 1996, certain amended claims were allowed by the USPTO. The stay was lifted on July 11, 1996 and an amended complaint was filed by the Company on July 29, 1996. On August 16, 1996, TLC answered the amended complaint and filed a counterclaim against the Company for damages and an injunction based on infringement of the reexamined patent. On January 17, 1997, TLC filed an amended complaint asserting that the Company's method of lyophilizing AmBisome also infringed the TLC `320 Patent which was granted by the USPTO to TLC on November 26, 1996. The TLC `635 Patent and the TLC `320 Patent (collectively, the "TLC Patents") cover essentially the same subject matter. On February 26, 1997, the Company filed an amended and supplemental complaint asserting antitrust and business tort actions against TLC. The amended complaint stated that TLC had fraudulently obtained the TLC Patents by withholding information from, and intentionally misleading, the USPTO and had attempted to use the TLC Patents in order to injure NeXstar Pharmaceuticals and competition generally, including attempting to affect the Company's proposed stock offering in June 1996. In connection with the Settlement Agreement, the parties agreed to dismiss all claims.

       In addition, the Company had opposed the grant to TLC of the European and Japanese patents that are counterparts of the TLC Patents. TLC initiated legal actions against the Company on October 18, 1996 in the Chancery Division of the Patents Court in the United Kingdom, on November 4, 1996 in the Regional Court of The Hague, The Netherlands and on October 18, 1996 in the Regional Court -- Dusseldorf in Germany for alleged infringement of the respective national counterparts to the TLC Patents. In connection with each suit, TLC sought an injunction and damages. In connection with the Settlement Agreement, the three European lawsuits are required to be dismissed and the Company agreed to withdraw its opposition in the European and Japanese patent offices to the grant of the TLC Patents.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash and cash equivalents and marketable securities position at June 30, 1997 was $33.1 million compared to $42.0 million on December 31, 1996. The $8.9 million decrease in cash and marketable securities position was primarily the result of the following:


Net cash used in operating activities                                 $(24,079,000)
Investment in equipment and leasehold improvements                      (3,385,000)
Proceeds from sale of investment in life science enterprise              2,683,000
Proceeds from short-term borrowings                                      1,765,000
Proceeds from sale-leaseback transactions                                1,997,000
Payments on capital lease obligations                                   (2,279,000)
Proceeds from issuance of long-term debt                                16,404,000
Repayments of long-term debt                                            (1,586,000)
Proceeds from sale of common stock, net                                    642,000
Other                                                                   (1,047,000)
                                                                      ------------
                                                                      $ (8,885,000)
                                                                      ============

       The Company invests its cash and cash equivalents and marketable securities in interest-bearing investment grade securities.

       The Company's accounts receivable balance at June 30, 1997 was $35.7 million as compared to $30.0 million on December 31, 1996. The growth in accounts receivable was primarily due to increased sales of AmBisome over the past year and proportionately increased sales of the Company's products in countries in which payments tend to be slower than the average payment periods historically experienced by the Company. Payment practices vary significantly between countries and increased sales in countries in which payments tend to be slower, often as a result of the slowness by governmental entities in reimbursing the Company's customers, have in the past increased and in the future may increase the average length that accounts receivable are outstanding and may increase the financial risk of certain of the Company's customers. In particular, the Company's Greek distributor, which owes a significant portion of the accounts receivable to the Company, has been slow in making payments to the Company because of the slowness of government-funded institutions in making payments to it. During 1996, the Greek distributor granted the Company a security interest in accounts receivable owed to the distributor by the institutions to which it sells the Company's products. Additionally, the Greek government has indicated that it is considering procedures which would expedite payments by Greek hospitals. The Company continually seeks improvements in its collection process to maximize its cash flow from product sales in a timely manner.

       As of June 30, 1997 and December 31, 1996 the Company's inventory value was $15.6 million. If the Company is successful in increasing its product revenues, the Company expects to gain manufacturing efficiencies from increased production thereby decreasing cost of goods sold per unit of product.

       For the six months ended June 30, 1997, the Company had proceeds from sales and leaseback transactions of $2.0 million related to the purchase of capital equipment and $1.4 million in proceeds from facilities improvement financing transactions. As of June 30, 1997, $7.0 million was available under agreements relating to the financing of manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture and fixtures and facilities improvements.

       In June 1997, the Company sold all of its holdings in a life science enterprise for $2.7 million following that company's initial public offering. As a result of the sale, the Company recorded a loss of $26,000.

       In March 1997, the Company substantially restructured its bank financing by (a) terminating an unsecured line of credit pursuant to which it had a right to borrow up to $10 million, (b) entering into a credit agreement (the "Accounts Receivable Loan") pursuant to which the Company and certain of its subsidiaries were permitted to borrow up to $15 million, with the borrowings being collateralized by certain of the non-U.S. accounts receivable of the Company and the subsidiaries and (c) entering into a revolving line of credit (the "Credit Line") pursuant to which the Company was permitted to borrow up to $15 million. An affiliate of Warburg, Pincus Investors, L.P. ("WPI"), a beneficial owner of more than 5% of the Company's common stock, was a guarantor of the Credit Line in return for WPI's receipt of a warrant to acquire 125,000 shares of the Company's common stock at a purchase price of $12.50 per share. As of June 30, 1997, the Company had borrowings of $11.3 million under the Accounts Receivable Loan and $15.0 million under the Credit Line and the average interest rates on the Accounts Receivable Loan and the Credit Line were 7.8% and 7.7%, respectively. On July 31, 1997, the Company repaid all outstanding amounts under the Accounts Receivable Loan and the Credit Line following the sale by the Company of the Debentures. Following the repayment, the Credit Line was terminated; however, the Company and certain of its subsidiaries retain the right to borrow up to $15 million under the Accounts Receivable Loan. See "Recent Events" below.

       In June 1996, the Company entered into a term loan agreement for $10 million (the "Term Loan") which provided for repayment in 48 monthly installments. As of June 30, 1997, the Company had borrowings of $7.5 million under the Term Loan with an average interest rate of 7.5%. The Term Loan required the Company to meet certain financial covenants, including maintaining net cash, cash equivalents and/or investment grade securities equal to the outstanding principal loan balance plus $10 million of which an amount of cash, cash equivalents and/or investment grade securities equal to the outstanding principal loan balance plus three months' interest thereon must be maintained in an unrestricted account. On July 31, 1997, the Company repaid all outstanding amounts under, and terminated, the Term Loan following the sale of the Debentures. See "Recent Events" below.

       In May 1996, the Company's Spanish subsidiary entered into an agreement to borrow up to 500 million Spanish Pesetas (approximately $3.4 million on June 30, 1997) with such borrowing being secured by the subsidiary's accounts receivable in Spain. In February 1997, the agreement was amended to increase the amount that the subsidiary may borrow to 750 million Spanish Pesetas (approximately $5.1 million on June 30, 1997). In connection with the agreement, the Company is maintaining $2.0 million in an unrestricted account. As of June 30, 1997, the subsidiary had borrowings of 498 million Spanish Pesetas (approximately $3.4 million on June 30, 1997) under the agreement. The Company's Spanish subsidiary is required to repay the borrowings under the agreement in May 1998.

       The Company anticipates significant expenses during 1997 in connection with developing and equipping additional laboratory space in Boulder, Colorado. In addition, the Company has entered into an agreement with its European toll manufacturer to acquire for one million Irish Punts (approximately $1.5 million on June 30, 1997) the Dublin, Ireland facilities at which the toll manufacturer is providing quality control testing, final labeling and packaging for the Company's products in Europe. The Company anticipates acquiring the facilities in the third quarter of 1997 at which time the Company will be required to make a final payment of 800,000 Irish Punts (approximately $1.2 million on June 30,
1997).

       The Company believes that in the future it may be advisable to augment its cash in order to fund all of its activities, including potential product acquisitions. Therefore, the Company will consider raising cash whenever market conditions are favorable. Such capital may be raised through additional public or private financing, as well as collaborative relationships, borrowings and other available sources. In addition, in the course of its business, the Company evaluates products and technologies held by third parties which, if acquired, could result in the development of product candidates by the Company or which complement technologies currently being developed by the Company. The Company expects from time to time to be involved in discussions with other entities concerning the Company's potential acquisition of rights to additional pharmaceutical products. In the event that the Company acquires such products or third-party technologies, the Company may find it necessary or advisable to obtain additional funding.

       The Company's future capital requirements will be substantial and will depend on, and could increase as a result of, many factors, including progress of the Company's research, drug discovery and development programs; whether the Company acquires interests in products currently held by third parties; the results and costs of preclinical and clinical testing of the Company's products, if developed; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; the Company's success in entering into collaborative agreements; changes in collaborative research relationships; the costs associated with potential commercialization of its products, if any, including the development of additional manufacturing, marketing and sales capabilities; the cost and availability of third-party financing for capital expenditures; and administrative and legal expenses. In particular, the Company expects to have significant cash requirements in the near future as a result of, but not limited to, increased clinical studies which are required in order to obtain approvals and expand the indications and markets for the Company's products and the cost of equipping new facilities. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of the Company, dilution to then existing stockholders may result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs or commercialization efforts or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

RECENT EVENTS

       On August 11, 1997, the FDA approved AmBisome for use in the United States as a primary therapy for patients with a low white blood cell count (febrile neutropenia) who have a presumed fungal infection, also known as fever of unknown origin or FUO, and with visceral leishmaniasis and as a secondary treatment for fungal infections refractory (that do not respond) to amphotericin B treatment.

       On August 11, 1997, the Company and The Liposome Company ("TLC") reached a settlement in which the two companies agreed to dismiss all legal proceedings involving TLC's reexamined U.S. Patent No. 4,880,635 (the "TLC `635 Patent") and U.S. Patent No. 5,578,320 (the "TLC `320 Patent") and their international counterparts. The legal proceedings related to whether AmBisome, the Company's liposomal formulation of amphotericin B, infringed TLC's patents because of the manner in which it is freeze dried (lyophilized). In the settlement agreement between the parties (the "Settlement Agreement"), TLC granted the Company immunity from suit in connection with the worldwide production and sales of AmBisome and a worldwide right to use the TLC `635 Patent and the TLC `320 Patent. Under the terms of the Settlement Agreement, the Company is required to make an initial payment to TLC and future payments based on AmBisome sales. Because the payments are subject to certain minimum and maximum payments, the Company will record a one-time accounting charge in the third quarter of 1997 of $11.5 million, of which $9.7 million represents the net present value of all future minimum payments required to be made by it and $1.75 million represents a cash payment in the third quarter of 1997. The Company does not expect the difference between the annual minimum and maximum payments to be material.

       On July 31, 1997, the Company completed the sale of $75 million of 6 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures") in a private offering to SBC Warburg Inc. and Oppenheimer & Co., Inc. (the "Initial Purchasers"). The sale to the Initial Purchasers was made pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The Initial Purchasers resold the Debentures in reliance on Rule 144A under the Act and outside the United States to certain persons in offshore transactions in reliance on Regulation S under the Act. The Debentures were issued pursuant to an indenture and are convertible into a total of up to 4,444,444 shares of the Company's common stock, $.01 par value (the "Common Stock"), at $16.875 per share. Under the terms of a Registration Rights Agreement, the Company is required to file a "shelf" registration statement registering for resale the Debentures and the shares of Common Stock into which the Debentures may be converted. Pursuant to the Registration Rights Agreement, the Company is required to keep the "resale" registration statement effective for up to two years.

       The Company used the net proceeds of $72,350,000 (after deducting a 3% commission of $2,250,000 received by the Initial Purchasers and estimated transaction expenses of $400,000) from the sale of the Debentures on July 31, 1997, in part, to repay outstanding bank borrowings of the Company in the principal amount of $28.6 million, including repaying (a) the outstanding principal amount of $7.5 million under the Term Loan, (b) the outstanding principal balance of $10.0 million under the Credit Line and (c) the outstanding principal amount of $11.1 million under the Accounts Receivable Loan. Following the repayment of the bank borrowings, the Term Loan and the Credit Line were terminated. However, the Company and its subsidiaries retain the right to borrow up to $15 million under the Accounts Receivable Loan. As a result of the termination of the Credit Line, the Company will be required to incur a non-cash charge to earnings of $309,000 in connection with a warrant for 125,000 shares of Common Stock issued to WPI in return for an affiliate of WPI having guaranteed the Credit Line.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       See Management's Discussion and Analysis of Financial Condition and Results Of Operations--Patent Matters.

ITEM 2.   CHANGES IN SECURITIES

       See Note 5 to the Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The following matters were submitted to the stockholders for approval at the Company's Annual Meeting of Stockholders held on May 28, 1997. The total number of shares present, in person or by proxy, and entitled to vote at the annual meeting was 22,694,927. For each proposal, the number of shares voting for and against, the number of shares abstaining, if any, and the number of broker non-votes, if any, are set forth below:

1. The election of seven directors to serve until the next annual meeting and until their successors have been elected and qualified. The following persons were elected as directors of the Company and received the number of votes set forth below:


Directors                               For            Against
---------                               ---            -------
Lawrence M. Gold, Ph.D               22,282,791        412,136
John D. Baldeschwieler, Ph.D         22,295,688        399,239
Judith A. Hemberger, Ph.D            22,291,999        402,928
David I. Hirsh, Ph.D                 22,301,797        393,130
Roger G. Kennedy                     22,299,653        395,274
Patrick J. Mahaffy                   22,302,422        392,505
Rodman W. Moorhead, III              22,287,229        407,698

2. The amendment of the Company's 1993 Incentive Stock Plan to increase the number of shares of the Company's common stock reserved for issuance by 1,500,000:

For:                 15,256,036
Against:              3,656,633
Abstain:                143,329
Non-vote:             3,638,929

3. Ratification of the appointment of Ernst & Young LLP as Independent Auditors of the Company for the fiscal year ending December 31, 1997:

For:                 22,637,763
Against:                 36,325
Abstain:                 20,839

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)    EXHIBITS

          10.1 Indenture, dated as of July 31, 1997, between the Registrant and IBJ Schroder Bank & Trust Company as Trustee, for the Registrant's 6 1/4% Convertible Subordinated Debentures due 2004.

          10.2 Registration Rights Agreement, dated July 31, 1997, among the Registrant and SBC Warburg Inc. and Oppenheimer & Co., Inc.

          10.3 Master Lease Agreement, dated as of September 9, 1996, between General Electric Capital Corporation and the Registrant.

          10.4 Master Security Agreement, dated as of March 27, 1997, between General Electric Capital Corporation and the Registrant.

          10.5   The Registrant's 1993 Stock Incentive Plan, as amended.

          10.6 Purchase Agreement, dated July 28, 1997, between the Registrant and SBC Warburg Inc. and Oppenheimer & Co., Inc.

          11.1   Statement Re: Computation of Net Loss Per Share.

          27.1   Financial Data Schedule.

          (b)    REPORTS ON FORM 8-K

            1. On July 29, 1997, the Company filed a report on Form 8-K with regard to the entering into of a Purchase Agreement by the Company on July 28, 1997 to sell $75 million of 6 1/4% Convertible Subordinated Debentures due 2004.

            2. On August 11, 1997, the Company filed a report on Form 8-K with regard to the settlement of its litigation proceedings with The Liposome Company.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NEXSTAR PHARMACEUTICALS, INC.



Dated: August 13, 1997                       By: /s/PATRICK J. MAHAFFY
                                                ---------------------------
                                                Patrick J. Mahaffy
                                                President and Chief
                                                Executive Officer


Dated: August 13, 1997                       By: /s/MICHAEL E. HART
                                                ---------------------------
                                                Michael E. Hart
                                                Vice President and Chief
                                                Financial Officer
                                                (Principal Financial Officer
                                                and Principal Accounting
                                                Officer)

                                 EXHIBIT INDEX



    Exhibit
    Number                       Description
    ------                       -----------

     10.1 Indenture, dated as of July 31, 1997, between the Registrant and IBJ Schroder Bank & Trust Company as Trustee, for the Registrant's
            6 1/4% Convertible Subordinated Debentures due 2004.

     10.2 Registration Rights Agreement, dated July 31, 1997, among the Registrant and SBC Warburg Inc. and Oppenheimer & Co., Inc.

     10.3 Master Lease Agreement, dated as of September 9, 1996, between General Electric Capital Corporation and the Registrant.

     10.4 Master Security Agreement, dated as of March 27, 1997, between General Electric Capital Corporation and the Registrant.

     10.5   The Registrant's 1993 Stock Incentive Plan, as amended.

     10.6 Purchase Agreement, dated July 28, 1997, between the Registrant and SBC Warburg Inc. and Oppenheimer & Co., Inc.

     11.1   Statement Re: Computation of Net Loss Per Share.

     27.1   Financial Data Schedule.