Form 10-Q
period 1997-09-30
NEXSTAR PHARMACEUTICALS INC
filed 1997-11-12
CIK 915359

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM          TO

                              -------------------

                         Commission file number 0-23012


                          NEXSTAR PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                              -------------------


             Delaware                               84-1173453
     (State of incorporation)           (I.R.S. Employer Identification No.)

                              2860 Wilderness Place
                             Boulder, Colorado 80301
                    (Address of principal executive offices)

                  Registrant's telephone number: (303) 444-5893

                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No
    -----   -----

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of October 31, 1997 was 27,362,476.

================================================================================

                          NEXSTAR PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

                                                                                                                      PAGE
                                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

   Condensed Consolidated Balance Sheets -- September 30, 1997 and December 31, 1996.....................................3

   Condensed Consolidated Statements of Operations -- Three Months and Nine Months Ended September 30, 1997
   and 1996..............................................................................................................4

   Condensed Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1997 and 1996......................5

   Notes to Condensed Consolidated Financial Statements..................................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........................9


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................................16

Item 2.    Changes in Securities........................................................................................16

Item 6.    Exhibits and Reports on Form 8-K.............................................................................16

SIGNATURES .............................................................................................................17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          NEXSTAR PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    September 30,     December 31,
                                                                        1997             1996
                                                                    -------------    -------------
                                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                        $  48,685,000    $  21,542,000
   Marketable securities                                               18,922,000       20,423,000
   Accounts receivable                                                 38,715,000       30,001,000
   Inventories                                                         13,643,000       15,629,000
   Prepaid expenses and other                                           3,027,000        2,276,000
                                                                    -------------    -------------
Total current assets                                                  122,992,000       89,871,000

Property, plant and equipment, net of
   accumulated depreciation and amortization                           45,119,000       43,960,000
Investment in life science enterprise                                          --        2,709,000
Patent and trademark costs, net of accumulated amortization             5,248,000        4,633,000
Purchased technology, net of accumulated amortization                          --        2,010,000
Other noncurrent assets                                                 2,885,000        1,317,000
                                                                    -------------    -------------
Total assets                                                        $ 176,244,000    $ 144,500,000
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Short-term borrowings                                            $   6,129,000    $  12,936,000
   Accounts payable                                                     5,417,000       10,483,000
   Accrued compensation and employee benefits                           3,833,000        3,544,000
   Accrued litigation settlement and related expenses due within
     one year                                                           2,304,000        1,010,000
   Accrued interest payable                                               833,000               --
   Other accrued expenses                                               6,749,000        6,164,000
   Long-term obligations due within one year                            5,283,000        7,535,000
                                                                    -------------    -------------
Total current liabilities                                              30,548,000       41,672,000

Accrued litigation settlement expenses due after one year               8,588,000               --
Long-term obligations due after one year                                8,127,000       15,206,000
Convertible subordinated debentures                                    80,000,000               --

Commitments and contingencies

Stockholders' equity:
   Common stock                                                           273,000          264,000
   Additional paid-in capital                                         215,305,000      213,931,000
   Deferred compensation                                                 (208,000)        (367,000)
   Cumulative translation adjustment                                     (410,000)        (230,000)
   Accumulated deficit                                               (165,979,000)    (125,976,000)
                                                                    -------------    -------------
Total stockholders' equity                                             48,981,000       87,622,000
                                                                    -------------    -------------
Total liabilities and stockholders' equity                          $ 176,244,000    $ 144,500,000
                                                                    =============    =============

See notes to condensed consolidated financial statements.

                          NEXSTAR PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
                                                       ------------------------------   ------------------------------
                                                            1997             1996            1997             1996
                                                       -------------    -------------   -------------    -------------
Revenues:
   Product revenues                                    $  23,054,000    $  20,963,000   $  65,150,000    $  58,888,000
   License fees                                                   --        7,000,000              --        7,000,000
   Collaborative agreements and other revenue                614,000          375,000       1,773,000        1,311,000
   Interest income                                           742,000          502,000       1,571,000        1,348,000
                                                       -------------    -------------   -------------    -------------
Total revenues                                            24,410,000       28,840,000      68,494,000       68,547,000
                                                       -------------    -------------   -------------    -------------

Expenses:
   Cost of goods sold                                      5,625,000        4,821,000      15,601,000       13,075,000
   Research and development                               15,952,000        9,845,000      41,289,000       30,514,000
   Selling, general and administrative                    11,102,000        9,724,000      32,554,000       30,010,000
   Litigation settlement and related expenses             12,424,000          476,000      16,080,000          585,000
   Interest expense                                        1,295,000          517,000       2,823,000        1,073,000
                                                       -------------    -------------   -------------    -------------
Total expenses                                            46,398,000       25,383,000     108,347,000       75,257,000
                                                       -------------    -------------   -------------    -------------

Income (loss) before provision for income taxes          (21,988,000)       3,457,000     (39,853,000)      (6,710,000)
Provision for income taxes                                    31,000          711,000         150,000          877,000
                                                       -------------    -------------   -------------    -------------

Net income (loss)                                      $ (22,019,000)   $   2,746,000   $ (40,003,000)   $  (7,587,000)
                                                       =============    =============   =============    =============

Net income (loss) per share                            $       (0.83)   $        0.10   $       (1.51)   $       (0.29)
                                                       =============    =============   =============    =============

Shares used in computing net income (loss) per share      26,524,000       28,130,000      26,465,000       25,913,000
                                                       =============    =============   =============    =============





See notes to condensed consolidated financial statements.

                          NEXSTAR PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             ----------------------------
                                                                                 1997            1996
                                                                             ------------    ------------
OPERATING ACTIVITIES
Net loss                                                                     $(40,003,000)   $ (7,587,000)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of property, plant and equipment            7,013,000       7,583,000
      Amortization of intangible assets                                         2,932,000       1,157,000
      Compensation expense related to grant of options and sales of stock,
        including amortization of deferred compensation                           203,000          88,000
      License fee receivable                                                           --      (6,300,000)
      Other                                                                        98,000          56,000
      Changes in operating assets and liabilities:
        Accounts receivable                                                    (8,872,000)     (9,457,000)
        Inventories                                                             1,986,000      (4,932,000)
        Prepaid expenses and other                                               (351,000)       (309,000)
        Other noncurrent assets                                                   (29,000)       (187,000)
        Accounts payable                                                       (6,139,000)        681,000
        Accrued compensation and employee benefits                                289,000         580,000
        Accrued interest                                                          833,000              --
        Accrued litigation settlement and related expenses                      9,882,000         100,000
        Other accrued expenses                                                    491,000          95,000
                                                                             ------------    ------------
Net cash used in operating activities                                         (31,667,000)    (18,432,000)

INVESTING ACTIVITIES
Maturities (purchases) of marketable securities, net                            1,501,000     (16,614,000)
Additions to property, plant and equipment                                     (7,099,000)     (8,458,000)
Proceeds from sale of investment in life science enterprise                     2,683,000              --
Additions to patent costs                                                      (1,029,000)       (982,000)
Deletions to other noncurrent assets                                              706,000         700,000
                                                                             ------------    ------------
Net cash used in investing activities                                          (3,238,000)    (25,354,000)

FINANCING ACTIVITIES
Proceeds from (payments on) short-term borrowings, net                         (6,807,000)      6,751,000
Proceeds from sale-leaseback transactions                                       1,997,000       2,028,000
Payments on capital lease obligations                                          (3,394,000)     (3,194,000)
Proceeds from issuance of long-term debt                                       16,404,000      10,000,000
Repayments on long-term debt                                                  (24,338,000)       (794,000)
Proceeds from issuance of convertible subordinated debentures,
   net of offering costs                                                       77,200,000              --
Proceeds from sale of common stock, net of offering costs                         986,000      28,905,000
                                                                             ------------    ------------
Net cash provided by financing activities                                      62,048,000      43,696,000
                                                                             ------------    ------------

Net increase in cash and cash equivalents                                      27,143,000         (90,000)
Cash and cash equivalents at beginning of period                               21,542,000      20,893,000
                                                                             ------------    ------------
Cash and cash equivalents at end of period                                   $ 48,685,000    $ 20,803,000
                                                                             ============    ============



See notes to condensed consolidated financial statements.

                          NEXSTAR PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 1:       Basis of Presentation

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

              Certain reclassifications have been made to prior year amounts to agree with the current year presentation.

NOTE 2:       Inventories

              Inventories are summarized as follows:

                                        September 30, 1997   December 31, 1996
                                        ------------------   -----------------
                         Finished Goods    $ 5,166,000         $ 4,092,000
                         Work in Process     5,386,000           8,358,000
                         Raw Materials       3,091,000           3,179,000
                                           -----------         -----------
                                           $13,643,000         $15,629,000
                                           ===========         ===========

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

              The Company originally initiated legal proceedings on May 17, 1993, when it filed a complaint in the United States District Court for the District of Delaware against TLC asking the court to declare the TLC `635 Patent invalid, unenforceable and not infringed, following allegations by TLC that AmBisome infringed the TLC `635 Patent because of the manner in which it is freeze dried. The United States District Court for the District of Delaware stayed the lawsuit pending the outcome of a reexamination of the TLC `635 Patent instituted by TLC in the U.S. Patent and Trademark Office ("USPTO"). On July 2, 1996, certain amended claims were allowed by the USPTO. The stay was lifted on July 11, 1996 and an amended complaint was filed by the Company on July 29, 1996. On August 16, 1996, TLC answered the amended complaint and filed a counterclaim against the Company for damages and an injunction based on infringement of the reexamined patent. On January 17, 1997, TLC filed an amended complaint asserting that the Company's method of lyophilizing AmBisome also infringed the TLC `320 Patent which was granted by the USPTO to TLC on November 26, 1996. The TLC `635 Patent and the TLC `320 Patent (collectively, the "TLC Patents") cover essentially the same subject matter. On February 26, 1997, the Company filed an amended and supplemental complaint asserting antitrust and business tort actions against TLC. The amended complaint stated that TLC had fraudulently obtained the TLC Patents by withholding information from, and intentionally misleading, the USPTO and had attempted to use the TLC Patents in order to injure NeXstar Pharmaceuticals and competition generally, including attempting to affect the Company's proposed stock offering in June 1996. In connection with the Settlement Agreement, the parties dismissed all claims.

              In addition, the Company had opposed the grant to TLC of the European and Japanese patents that are counterparts of the TLC Patents. TLC initiated legal actions against the Company on October 18, 1996 in the Chancery Division of the Patents Court in the United Kingdom, on November 4, 1996 in the Regional Court of The Hague, The Netherlands and on October 18, 1996 in the Regional Court -- Dusseldorf in Germany for alleged infringement of the respective national counterparts to the TLC Patents. In connection with each suit, TLC sought an injunction and damages. In connection with the Settlement Agreement, the three European lawsuits were dismissed and the Company withdrew its opposition in the European and Japanese patent offices to the grant of the applicable counterparts to the TLC Patents.

NOTE 4:       Earnings per Share

              In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("Statement No. 128"), which the Company is required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculations of primary earnings per share and fully diluted earnings per share for the three months and nine months ended September 30, 1997 and 1996, respectively, is not expected to be material.

NOTE 5:       Commitments and Contingencies and Sales of Unregistered Securities

              During the third quarter of 1997, the Company completed the sale of $80 million of 6 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures") in a private offering to SBC Warburg Inc. and Oppenheimer & Co., Inc. (the "Initial Purchasers"). The sale to the Initial Purchasers was made pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The Initial Purchasers resold the Debentures in reliance on Rule 144A under the Act and outside the United States to certain persons in offshore transactions in reliance on Regulation S under the Act. The Debentures were issued pursuant to an indenture and are convertible into a total of up to 4,740,740 shares of the Company's common stock, $.01 par value (the "Common Stock"), at $16.875 per share. As required by the terms of a registration rights agreement (the "Registration Rights Agreement") entered into by the Company in connection with the sale of the Debentures, the Company filed a "shelf" registration statement registering for resale the Debentures and the shares of Common Stock into which the Debentures may be converted. The registration statement was declared effective on October 6, 1997. Pursuant to the Registration Rights Agreement, the Company is required to keep the "resale" registration statement effective for up to two years.

              The Company used the net proceeds of $77.2 million (after deducting a 3% commission of $2.4 million received by the Initial Purchasers and transaction expenses of approximately $400,000) from the sale of the Debentures, in part, to repay outstanding bank borrowings of the Company in the principal amount of $28.6 million, including repaying (a) the outstanding principal amount of $7.5 million under a term loan (the "Term Loan"); (b) the outstanding principal balance of $10.0 million under a revolving line of credit (the "Credit Line") pursuant to which the Company was permitted to borrow up to $15 million; and (c) the outstanding principal amount of $11.1 million under a credit agreement (the "Accounts Receivable Loan") pursuant to which the Company and certain of its subsidiaries were permitted to borrow up to $15 million, with the borrowings being collateralized by certain of the non-U.S. accounts receivable of the Company and the subsidiaries. Following the repayment of the bank borrowings, the Term Loan and the Credit Line were terminated. As a result of the termination of the Credit Line, the Company incurred a non-cash charge to earnings of $309,000 in connection with a warrant for 125,000 shares of Common Stock issued to Warburg, Pincus Investors, L.P. ("WPI"), a beneficial owner of more than 5% of the Common Stock, in return for an affiliate of WPI having guaranteed the Credit Line.

              In September 1997, the Company terminated the Accounts Receivable Loan and simultaneously entered into a $10 million unsecured line of credit (the "Credit Agreement") with the same financial institution. As of September 30, 1997, the Company had borrowings of $2.5 million under the Credit Agreement with an average interest rate of 8.25%. The Credit Agreement, which includes a foreign exchange facility, terminates on September 1, 1998. Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and there are limitations on the Company's ability to incur additional debt or to engage in certain significant transactions.

              On September 29, 1997, the Company completed the acquisition of the toll manufacturing facility in Dublin, Ireland in which a contract manufacturer had previously performed labeling and quality control release for the Company's products in the European Union. The total acquisition price was one million Irish Punts (approximately $1.5 million on September 30, 1997). Upon the completion of the acquisition, the Company began performing its own quality control release in the European Union.

              On September 29, 1997, a broker/investment banking firm exercised a warrant and received 14,893 shares of the Company's Common Stock and on September 30, 1997, Warburg, Pincus Capital Partners, L.P. ("WPCP") exercised a warrant and received 753,577 shares of the Company's Common Stock. The shares issued pursuant to the exercise of both warrants were acquired in cashless exercises using the warrantholders' rights to acquire additional shares of the Company's Common Stock. In connection with the issuance of its Common Stock pursuant to the exercise of the warrants, the Company relied on the exemption from registration provided by Section 4(2) of the Act.

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

         The Company markets AmBisome, a liposomal formulation of amphotericin B, for the treatment of life-threatening fungal infections and DaunoXome, a liposomal formulation of the anticancer agent daunorubicin, which is used as a first line therapy for the treatment of advanced, HIV-associated Kaposi's sarcoma ("KS"). The Company currently relies on sales of AmBisome in Europe for a substantial majority of its product revenues and expects sales of AmBisome in Europe to account for a majority of its revenues in 1997. On August 11, 1997, the U.S. Food and Drug Administration (the "FDA") approved AmBisome for use in the United States as a primary therapy for patients with a low blood cell count (febrile neutropenia) who have a presumed fungal infection, also known as fever of unknown origin or FUO, and with visceral leishmaniasis and as a secondary treatment for fungal infections refractory (that do not respond) to amphotericin B treatment. Besides being approved in the United States, AmBisome has been approved for sale by the regulatory authorities in 29 countries for the treatment of life-threatening fungal infections, including thirteen countries in which it has been approved as a primary therapy for some form of fungal infection. DaunoXome has been approved for sale as a primary therapy for KS in the U.S., Canada and 17 other countries. The Company's revenue growth will be substantially dependent upon increased penetration of existing markets, establishing new markets, approval of additional indications for its current products and introduction of new products.

         The Company is currently conducting Phase I clinical trials in the U.S. for MiKasome, the Company's liposomal formulation of amikacin, a potent aminoglycoside antibiotic. Data from one study completed in the third quarter revealed that at the doses studied, MiKasome maintained a significant half-life in the body, did not cause toxicity or impairment to the kidneys and did not affect hearing function or balance. Also, relatively constant antibiotic levels appear to have been maintained with a single weekly dosing of MiKasome. Phase II clinical trials of MiKasome are scheduled to begin during the fourth quarter of 1997. The first of these trials is expected to assess the effect of MiKasome in patients with chronic urinary tract infections. Additional Phase II clinical trials planned for early 1998 include studies against bacterial infections contracted by patients with cystic fibrosis and in patients with hospital-acquired pneumonia.

         Several of the Company's SELEX process-derived compounds (including aptamer antagonists to vascular endothelial growth factor (VEGF) and platelet-derived growth factor (PDGF) and aptamers which inhibit the activity of L-selectin and P-selectin) are in preclinical or early preclinical development. The Company plans to file an Investigational New Drug (IND) application in 1998 for its VEGF inhibitor. The timing of the IND application for the VEGF inhibitor and the Phase II clinical trials for MiKasome may be affected by many factors including, among others, unanticipated delays; unexcepted preclinical or Phase I clinical trial results, as applicable; and difficulties in enrolling patients. There can be no assurance that the Company will be able to meet the time schedule which it has established for any of its products.

         In connection with a majority of its European sales, the Company prices its products in the currencies of the countries into which they are sold (the "Payment Currencies"), and revenues in the past have been and in the future could be adversely affected by currency fluctuations. A significant majority of the Company's manufacturing costs are in U.S. Dollars. Therefore, any fall in the value of the Payment Currencies relative to the U.S. Dollar is likely to negatively impact gross margins for the Company's products since the Company's manufacturing costs would stay approximately the same while its revenue in terms of U.S. Dollars would decline. Sales in Germany, the U.K., Italy and Spain together accounted for 53% and 55% of the Company's product revenues for the three months and nine months ended September 30, 1997, respectively. The Company prices its products in each of these four countries in the local currency. Between January 1, 1997 and September 30, 1997, the value of the U.S. Dollar increased 14%, 6%, 13% and 15%, respectively, against the German Mark, the British Pound, the Italian Lira and the Spanish Peseta. Absent an increase in the price of the Company's products throughout Europe or a general decline in the value of the U.S. Dollar versus most leading European currencies, the continued strength of the U.S. Dollar may significantly impact the Company's revenues as denominated in U.S. Dollars.

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

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 1997

         Product revenues increased 10% and 11% to $23.1 million and $65.2 million for the three months and nine months ended September 30, 1997, respectively, from $21.0 million and $58.9 million, for the corresponding periods in 1996 primarily due to an increase in unit sales of AmBisome in non-U.S. markets. Gains from increased unit sales were offset by a reduction in the average selling price (as calculated in U.S. Dollars) compared to the corresponding periods of 1996 due, in significant part, to a substantial appreciation in the value of the U.S. Dollar compared to the leading European currencies. A significant majority of the Company's product sales are in European currencies. Absent an increase in the price of the Company's products throughout Europe or a general decline in the value of the U.S. Dollar versus most leading European currencies, the continued strength of the U.S. Dollar may significantly impact the Company's revenues as denominated in U.S. Dollars.

         During the third quarter of 1996, the Company recorded as revenue an initial $7.0 million licensing fee (less withholding taxes of $700,000) in connection with a licensing agreement with Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") pursuant to which Sumitomo is developing and intends to market AmBisome in Japan.

         Collaborative agreement and contract revenues increased to $614,000 and $1.8 million for the three months and nine months ended September 30, 1997, respectively, compared to $375,000 and $1.3 million for the corresponding periods of 1996. The increase was primarily due to Schering A.G., in February 1997, agreeing to increase its annual funding to the Company to $2.4 million from $1.0 million in connection with a collaborative research agreement first entered into in 1993. Collaborative agreement and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and performance of contract benchmarks.

         Interest income increased to $742,000 and $1.6 million for the three months and nine months ended September 30, 1997, respectively, compared to $502,000 and $1.3 million for the corresponding periods of 1996. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

         Cost of goods sold was $5.6 million and $15.6 million, or 24% of product revenues, for the three months and nine months ended September 30, 1997, compared to $4.8 million and $13.1 million, or 23% and 22% of product revenues, for the corresponding periods of 1996, respectively. The increase in cost of goods sold was primarily due to increased sales of the Company's products. The increase in cost of goods sold as a percentage of product revenues was primarily the result of a reduction in the average revenue per vial of product sold due to
(i) a substantial appreciation of the U.S. Dollar compared to leading European currencies and (ii) increased sales of AmBisome to Fujisawa USA, Inc. ("Fujisawa") at cost in connection with the October 1, 1997 sales launch of AmBisome in the U.S. These increases were partially offset by a reduction in the average manufacturing cost of the products sold by the Company. Pursuant to an agreement between the two firms, the Company and Fujisawa co-promote AmBisome in the United States and the Company sells AmBisome to Fujisawa at cost for sale in the U.S. In addition, the Company receives 20% of the gross profits from all U.S. sales. As the Company's sales of AmBisome to Fujisawa increase as a percentage of total AmBisome sales, the cost of goods sold as a percentage of revenues is expected to increase. Cost of goods sold consists primarily of raw materials, allocations of overhead, labor and equipment costs and charges associated with lyophilization services provided by outside vendors.

         Research and development expenses increased 63% and 35% to $16.0 million and $41.3 million for the three months and nine months ended September 30, 1997, respectively, compared to $9.8 million and $30.5 million for the corresponding periods of 1996. The increase in research and development expenses is primarily attributable to (i) a charge in the third quarter of 1997 of $1.4 million for validation expenses related to product scale-up; (ii) an expense of $1.3 million related to the write off of capitalized purchased technology which the Company had been amortizing over a four-year period, but which the Company has decided not to pursue; (iii) $500,000 in reorganizational expenses related to research and development consolidation activities, including certain staff reductions; (iv) expanded clinical trial activity for the Company's products;
(v) additional preclinical spending on aptamer drug candidates developed using the SELEX process, the Company's proprietary combinatorial chemistry technology; and (vi) costs associated with developing alternative presentations of AmBisome. For the three months and nine months ended September 30, 1997, $656,000 and $1.7 million, respectively, of research and development expenses were sponsored by third parties compared to $297,000 and $873,000 for the corresponding periods in 1996. Research and development expenses consist primarily of salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel, consultants, supplies, occupancy costs and depreciation of laboratory equipment and facilities.

         Selling, general and administrative expenses increased 14% and 9% to $11.1 million and $32.6 million for the three months and nine months ended September 30, 1997, respectively, compared to $9.7 million and $30.0 million for the corresponding periods of 1996. The increase was primarily related to (i) an increase of $500,000 in the Company's allowance for doubtful accounts due to an increase in accounts receivable and (ii) a charge of $309,000 in connection with the Company's termination of a $15 million revolving line of credit. The Company recognized a foreign exchange loss of $130,000 and $219,000 for the three months and nine months ended September 30, 1997, respectively, compared to a loss of $64,000 and $291,000 for the corresponding periods in 1996.

         For the three months and nine months ended September 30, 1997, the Company reported litigation settlement and related expenses of $12.4 million and $16.1 million, respectively, compared to $476,000 and $585,000 for the corresponding periods in 1996. The increase was primarily related to the August 11, 1997 settlement between the Company and The Liposome Company ("TLC") in which the two companies agreed to dismiss all legal proceedings involving two U.S. patents owned by TLC and their international counterparts. Under the terms of the settlement agreement, the Company made an initial payment to TLC of $1.75 million and is required to make future payments based on AmBisome sales. Because the payments are subject to certain minimum and maximum payments, the Company recorded an accounting charge in the third quarter of 1997 of $11.5 million, of which $9.8 million represents the net present value of all future minimum payments required to be made by it and $1.75 million represents the cash payment in the third quarter of 1997. The Company does not expect the difference between the annual minimum and maximum payments to be material. In addition to the charge related to the settlement, the Company reported associated litigation expenses of $900,000 and $4.6 million for the three months and nine months ended September 30, 1997, which consisted primarily of legal fees and expenses.

         Interest expense increased to $1.3 million and $2.8 million for the three months and nine months ended September 30, 1997, respectively, from $517,000 and $1.1 million for the corresponding periods of 1996. The increase was primarily due to interest payable under (i) $80 million of 6 1/4% Convertible Subordinated Debentures due 2004, on which interest was payable from July 31, 1997; (ii) the term loan agreement for $10 million entered into by the Company in

September 1996; (iii) the credit agreement entered into by the Company in March 1997; (iv) the accounts receivable loan entered into by the Company in March 1997; and (v) additional borrowings in connection with several equipment lease arrangements.

         The Company reported a net loss of $22.0 million and $40.0 million, or $0.83 and $1.51 per share, for the three months and nine months ended September 30, 1997, respectively, compared to a net profit of $2.7 million, or $0.10 per share, and a net loss of $7.6 million, or $0.29 per share, for the corresponding periods of 1996.

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

         The Company originally initiated legal proceedings on May 17, 1993, when it filed a complaint in the United States District Court for the District of Delaware against TLC asking the court to declare the TLC `635 Patent invalid, unenforceable and not infringed, following allegations by TLC that AmBisome infringed the TLC `635 Patent because of the manner in which it is freeze dried. The United States District Court for the District of Delaware stayed the lawsuit pending the outcome of a reexamination of the TLC `635 Patent instituted by TLC in the U.S. Patent and Trademark Office ("USPTO"). On July 2, 1996, certain amended claims were allowed by the USPTO. The stay was lifted on July 11, 1996 and an amended complaint was filed by the Company on July 29, 1996. On August 16, 1996, TLC answered the amended complaint and filed a counterclaim against the Company for damages and an injunction based on infringement of the reexamined patent. On January 17, 1997, TLC filed an amended complaint asserting that the Company's method of lyophilizing AmBisome also infringed the TLC `320 Patent which was granted by the USPTO to TLC on November 26, 1996. The TLC `635 Patent and the TLC `320 Patent (collectively, the "TLC Patents") cover essentially the same subject matter. On February 26, 1997, the Company filed an amended and supplemental complaint asserting antitrust and business tort actions against TLC. The amended complaint stated that TLC had fraudulently obtained the TLC Patents by withholding information from, and intentionally misleading, the USPTO and had attempted to use the TLC Patents in order to injure NeXstar Pharmaceuticals and competition generally, including attempting to affect the Company's proposed stock offering in June 1996. In connection with the Settlement Agreement, the parties dismissed all claims.

         In addition, the Company had opposed the grant to TLC of the European and Japanese patents that are counterparts of the TLC Patents. TLC initiated legal actions against the Company on October 18, 1996 in the Chancery Division of the Patents Court in the United Kingdom, on November 4, 1996 in the Regional Court of The Hague, The Netherlands and on October 18, 1996 in the Regional Court -- Dusseldorf in Germany for alleged infringement of the respective national counterparts to the TLC Patents. In connection with each suit, TLC sought an injunction and damages. In connection with the Settlement Agreement, the three European lawsuits were dismissed and the Company withdrew its opposition in the European and Japanese patent offices to the grant of the applicable counterparts to the TLC Patents.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and marketable securities position at September 30, 1997 was $67.6 million compared to $42.0 million on December 31, 1996. The $25.6 million increase in cash and marketable securities position was primarily the result of the following:


Net cash used in operating activities                                ($31,667,000)
Investment in property, plant and equipment                            (7,099,000)
Proceeds from sale of investment in life science enterprise             2,683,000
Payments on short-term borrowings, net                                 (6,807,000)
Proceeds from sale-leaseback transactions                               1,997,000
Payments on capital lease obligations                                  (3,394,000)
Proceeds from issuance of long-term debt                               16,404,000
Repayments on long-term debt                                          (24,338,000)
Proceeds from issuance of convertible subordinated debentures, net     77,200,000
Proceeds from sale of common stock, net                                   986,000
Other                                                                    (323,000)
                                                                     ------------
                                                                     $ 25,642,000
                                                                     ============

          The Company invests its cash and cash equivalents and marketable securities in interest-bearing investment grade securities.

         The Company's accounts receivable balance at September 30, 1997 was $38.7 million as compared to $30.0 million on December 31, 1996. The growth in accounts receivable was primarily due to increased sales of AmBisome over the past year and proportionately increased sales of the Company's products in countries in which payments tend to be slower than the average payment periods historically experienced by the Company. Payment practices vary significantly between countries and increased sales in countries in which payments tend to be slower, often as a result of the slowness by governmental entities in reimbursing the Company's customers, have in the past increased and in the future may increase the average length that accounts receivable are outstanding and may increase the financial risk of certain of the Company's customers. In particular, the Company's Greek distributor, which owes a significant portion of the accounts receivable to the Company, has been slow in making payments to the Company because of the slowness of government-funded institutions in making payments to it. During 1996, the Greek distributor granted the Company a security interest in accounts receivable owed to the distributor by the institutions to which it sells the Company's products. Additionally, the Greek government has indicated that it is considering procedures which would expedite payments by Greek hospitals. The Company continually seeks improvements in its collection process to maximize its cash flow from product sales in a timely manner. As a result of the growth of accounts receivable during 1997, the Company increased its allowance for doubtful accounts by $500,000 during the third quarter of 1997.

         As of September 30, 1997 and December 31, 1996 the Company's inventory value was $13.6 million and $15.6 million, respectively. If the Company is successful in increasing its product revenues, the Company expects to gain manufacturing efficiencies from increased production thereby decreasing cost of goods sold per unit of product.

         For the nine months ended September 30, 1997, the Company had proceeds from sales and leaseback transactions of $2.0 million related to the purchase of capital equipment and $1.4 million in proceeds from facilities improvement and capital equipment financing transactions. As of September 30, 1997, $7.0 million was available under agreements relating to the financing of manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture and fixtures and facilities improvements.

         In June 1997, the Company sold all of its holdings in a life science enterprise for $2.7 million following that company's initial public offering. As a result of the sale, the Company recorded a loss of $26,000. For the three months and nine months ended September 30, 1997, the Company had a non-cash expense of $1.3 million related to the write off of capitalized purchased technology which the Company had been amortizing over a four-year period, but which the Company has decided not to pursue.

         During the third quarter of 1997, the Company completed the sale of $80 million of 6 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures") in a private offering to SBC Warburg Inc. and Oppenheimer & Co., Inc. The Company used the net proceeds of $77.2 million (after deducting a 3% commission of $2.4 million received by the Initial Purchasers and transaction expenses of approximately $400,000) from the sale of the Debentures, in part, to repay outstanding bank borrowings of the Company in the principal amount of $28.6 million, including repaying (a) the outstanding principal amount of $7.5 million under a term loan (the "Term Loan"); (b) the outstanding principal balance of $10.0 million under a revolving line of credit (the "Credit Line") pursuant to which the Company was permitted to borrow up to $15 million; and (c) the outstanding principal amount of $11.1 million under a credit agreement (the "Accounts Receivable Loan") pursuant to which the Company and certain of its subsidiaries were permitted to borrow up to $15 million, with the borrowings being collateralized by certain of the non-U.S. accounts receivable of the Company and the subsidiaries. Following the repayment of the bank borrowings, the Term Loan and the Credit Line were terminated.

         In September 1997, the Company terminated the Accounts Receivable Loan and simultaneously entered into a $10 million unsecured line of credit (the "Credit Agreement") with the same financial institution. As of September 30, 1997, the Company had borrowings of $2.5 million under the Credit Agreement with an average interest rate of 8.25%. The Credit Agreement, which includes a foreign exchange facility, terminates on September 1, 1998. Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and there are limitations on the Company's ability to incur additional debt or to engage in certain significant transactions.

         In March 1997, the Company substantially restructured its bank financing by (a) terminating an unsecured line of credit pursuant to which it had a right to borrow up to $10 million, (b) entering into the Accounts Receivable Loan and (c) entering into the Credit Line.

         In May 1996, the Company's Spanish subsidiary entered into an agreement to borrow up to 500 million Spanish Pesetas (approximately $3.4 million on September 30, 1997) with such borrowing being secured by the subsidiary's accounts receivable in Spain. In February 1997, the agreement was amended to increase the amount that the subsidiary may borrow to 750 million Spanish Pesetas (approximately $5.0 million on September 30, 1997). In connection with the agreement, the Company is maintaining $2.0 million in an unrestricted account. As of September 30, 1997, the subsidiary had borrowings of 539 million Spanish Pesetas (approximately $3.6 million on September 30, 1997) under the agreement. The Company's Spanish subsidiary is required to repay the borrowings under the agreement in May 1998.

         On August 11, 1997, the Company and The Liposome Company ("TLC") reached a settlement in connection with their patent litigation. In connection with the settlement, the Company recorded an accounting charge of $11.5 million of which $1.75 million represents payments in the third quarter of 1997 and the remainder represents the net present value of all future minimum payments required to be made by the Company to TLC. See "Three months and nine months ended September 30, 1997" and "Patent Matters."

         On September 29, 1997, the Company completed the acquisition of the toll manufacturing facility in Dublin, Ireland in which a contract manufacturer had previously performed labeling and quality control release for the Company's products in the European Union. The total acquisition price was one million Irish Punts (approximately $1.5 million on September 30, 1997). Upon the completion of the acquisition, the Company began performing its own quality control release in the European Union. The Company anticipates significant expenditures during the remainder of 1997 and the first half of 1998 in connection with developing and equipping additional facilities.

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

         The Company's future capital requirements will be substantial and will depend on, and could increase as a result of, many factors, including progress of the Company's research, drug discovery and development programs; whether the Company acquires interests in products currently held by third parties; the results and costs of preclinical and clinical testing of the Company's products, if developed; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; the Company's success in entering into collaborative agreements; changes in collaborative research relationships; the costs associated with potential commercialization of its products, if any, including the development of additional manufacturing, marketing and sales capabilities; the cost and availability of third-party financing for capital expenditures; and administrative and legal expenses. In particular, the Company expects to have significant cash requirements in the near future as a result of, but not limited to, increased clinical studies, which are required in order to obtain approvals and expand the indications and markets for the Company's products, and the cost of equipping new facilities. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of the Company, dilution to then existing stockholders may result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs or commercialization efforts or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          See Management's Discussion and Analysis of Financial Condition and Results of Operations--Patent Matters.

ITEM 2.   CHANGES IN SECURITIES

          See Note 5 to the Financial Statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  EXHIBITS

               10.1 Settlement Agreement, dated August 11, 1997, by and among
                    Registrant, Fujisawa U.S.A., Inc. and The Liposome Company, Inc. [Confidential treatment has been requested in connection with provisions of this Agreement].

               10.2 Credit Agreement, dated September 1, 1997, by and between the Registrant and Wells Fargo Bank, National Association.

               11.1 Statement Re: Computation of Earnings Per Share.

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


                                 NEXSTAR PHARMACEUTICALS, INC.



Dated: November 12, 1997         By:  /S/PATRICK J. MAHAFFY
                                    ----------------------
                                    Patrick J. Mahaffy
                                    President and Chief
                                    Executive Officer


Dated: November 12, 1997         By:  /S/MICHAEL E. HART
                                    ------------------
                                    Michael E. Hart
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NUMBER            DESCRIPTION
--------------            -----------
     10.1      Settlement Agreement, dated August 11, 1997, by and among
               Registrant, Fujisawa U.S.A., Inc. and The Liposome Company, Inc.
               [Confidential treatment has been requested in connection with provisions of this Agreement].

     10.2      Credit Agreement, dated September 1, 1997, by and between the
               Registrant and Wells Fargo Bank, National Association.

     11.1      Statement Re: Computation of Earnings Per Share.

     27.1      Financial Data Schedule.