Form 10-K
period 1997-12-31
NEXSTAR PHARMACEUTICALS INC
filed 1998-03-26
CIK 915359

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-23012

                         NEXSTAR PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

                     DELAWARE                                           84-1173453
             (State of incorporation)                      (I.R.S. Employer Identification No.)
               2860 WILDERNESS PLACE
                 BOULDER, COLORADO                                         80301
     (Address of principal executive offices)                           (Zip Code)

                 REGISTRANT'S TELEPHONE NUMBER: (303) 444-5893

                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per share

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 17, 1998, was $201,387,709.

     The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of March 17, 1998, was 27,489,951.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                     PART(S) INTO
                          DOCUMENT                                WHICH INCORPORATED
                          --------                                ------------------

Proxy Statement to be used in connection with the Annual               Part III
Meeting of Stockholders to be held May 27, 1998 (the "Proxy
Statement"). With the exception of the pages of the Proxy
Statement specifically incorporated by reference herein, the
Proxy Statement is not deemed to be filed as a part of this
Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     NeXstar Pharmaceuticals, Inc., a Delaware corporation ("NeXstar Pharmaceuticals" or the "Company"), is an integrated biopharmaceutical company engaged in the discovery, development, manufacture and marketing of proprietary pharmaceutical products to treat life-threatening and other serious oncological, hematological and infectious diseases. NeXstar Pharmaceuticals employs a broad range of proprietary technologies in the discovery and formulation of pharmaceutical products, including the Company's liposome drug delivery technology; a powerful combinatorial chemistry technology, known as the SELEX process, that rapidly identifies novel oligonucleotide compounds with potential therapeutic and diagnostic benefits; and the Parallel SELEX process, designed to rapidly discover small organic molecules to serve as orally available drugs. The Company's technologies have produced two approved drugs and several drug candidates that are in clinical or preclinical development and have provided the basis for a significant pipeline of drug development candidates.

     Currently, the Company markets AmBisome, an antifungal agent, and DaunoXome, an anticancer drug, which had combined 1997 revenues of $89.2 million. On August 11, 1997, the U.S. Food and Drug Administration approved AmBisome for use in the United States as a primary therapy for patients with a low white blood cell count (febrile neutropenia) who have a presumed fungal infection, also known as fever of unknown origin or FUO, or with visceral leishmaniasis and as a secondary treatment for fungal infections that do not respond to amphotericin B treatment. AmBisome has been approved for sale by the regulatory authorities in 32 countries for the treatment of life-threatening fungal infections, including 15 countries in which it has been approved as a primary therapy for some form of fungal infection. DaunoXome has been approved for sale as a primary therapy for HIV-associated Kaposi's sarcoma in 21 countries, including the United States, Canada and all significant Western European markets. The Company is also conducting clinical trials with a third product, the antibiotic MiKasome, a liposomal formulation of amikacin (a potent aminoglycoside antibiotic). During the fourth quarter of 1997, the Company began a Phase II clinical study of MiKasome to assess its use in patients with complicated urinary tract infections and is currently initiating a Phase II clinical trial of MiKasome in adult patients with stable cystic fibrosis. The Company plans to conduct additional Phase II clinical trials with MiKasome in 1998.

     Each of AmBisome, DaunoXome and MiKasome was developed using the Company's liposomal drug delivery technology. Liposomes are subcellular-sized spheres composed primarily of molecules called phospholipids. By encapsulating in liposomes certain drugs that in their free state are dosed at or close to toxic levels, it is possible to increase the therapeutic index of the active drug (i.e., to increase the efficacy of the active drug relative to the severity of its side effects).

     The Company utilizes two other powerful proprietary technologies for drug discovery and delivery -- the SELEX process and the Parallel SELEX process. The SELEX process, a combinatorial chemistry technology, can rapidly identify novel oligonucleotide compounds (also referred to as aptamers) with a high affinity for specified disease targets and therefore potential use as drug candidates or as diagnostic agents.

     The Company has discovered several aptamers using the SELEX process, which are currently in the research and early preclinical/preclinical development stages. In particular, the Company has identified a number of aptamer antagonists to cancer and other disease causing growth factors, including antagonists to vascular endothelial growth factor ("VEGF"). VEGF is believed to contribute to disease progression, including age-related macular degeneration ("ARMD"), the leading cause of adult-onset blindness, by inducing the formation of blood vessels associated with the disease state. Through the SELEX process, the Company has also identified aptamers that recognize and inhibit the activity of certain selectins (cell surface receptors thought to be involved in inflammation and reperfusion injury), including a series of P-selectin aptamer antagonists which in animal models have shown the ability to block cellular processes that mediate inflammation. The Company anticipates filing an Investigational New Drug (IND) application in the U.S. during 1998 for its aptamer antagonist to VEGF for the treatment of the most severe form of ARMD.

     The Company is developing a proprietary technology called Product Anchored Sequential Synthesis ("PASS"), a method for synthesizing the oligonucleotides that are the basis for the products being developed using the SELEX process. The Company's PASS technology is expected to significantly lower the cost of oligonucleotide compounds (fewer raw materials are needed) and improve the chemical reactions needed to create these compounds. This technology is a significant improvement over the traditional methods of making oligonucleotides and adds to the Company's portfolio of proprietary technology for drug development and delivery.

     The Parallel SELEX process is a proprietary technology being developed by the Company to rapidly identify small organic molecules intended to serve as orally available drugs. The potential advantages of the Parallel SELEX process are that, unlike current combinatorial chemistry drug discovery methodologies, it does not require tagging chemistries, high reaction yields or laborious screening steps.

     To support its currently approved drugs and its drug discovery efforts, the Company has developed a substantial marketing, manufacturing and medical/regulatory infrastructure in the United States, Europe and Australia. The Company does its own manufacturing of its liposomal drugs and is developing the facilities necessary to manufacture any drugs which may be discovered using the SELEX process. The Company markets its products through its own sales representatives throughout Europe, in the United States (where the Company co-markets AmBisome with Fujisawa USA, Inc.) and in Australia as well as through third-party distributors. In particular, the Company has established marketing subsidiaries in most of its significant European markets. The Company has built and continues to enhance its medical/regulatory staff in the U.S. and Europe as necessary to facilitate the approval of drug candidates which have been, or may be, generated by the Company's drug discovery efforts.

     In the fourth quarter of 1997, the Company established a new business unit, NeXstar Technology Products, to market specialty chemicals and process technologies to enhance the research and development of biomacromolecules (including oligonucleotides).

     NeXstar Pharmaceuticals was formed in 1991 as NeXagen, Inc. On February 21, 1995, the Company was merged with Vestar, Inc., a Delaware corporation founded in 1981, and changed its name to NeXstar Pharmaceuticals, Inc.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, including fluctuations in currency exchange rates; reliance on a single product for a substantial portion of the Company's revenues; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; results of clinical studies; results of research and development activities; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced in this Report. In particular, statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "plans," "intends," "scheduled" or other similar expressions are or may constitute forward-looking statements. See "Risk Factors" in Part II of this Report.

PRODUCTS AND PRODUCT DEVELOPMENT

     The following table summarizes the principal products and certain product development activities of the Company. Except as specifically noted below, all commercial rights to such products are held exclusively by the Company.

        PRODUCT                            INDICATION                                  STATUS
        -------                            ----------                                  ------
LIPOSOMAL PRODUCTS
AmBisome*                 Systemic fungal infections                     Approved for marketing in 32
                                                                           countries.
                          First line therapy for fungal infections       Approved for marketing in 15
                                                                           countries, including the U.S.
                          Treatment of fever of unknown origin (FUO)     Approved for marketing in the U.S.
                                                                           and Russia.
                          Prophylaxis in liver transplant patients       Approved for marketing in four
                                                                           countries.
                          Visceral leishmaniasis                         Approved for marketing in several
                                                                           countries.
                          Histoplasmosis, Cryptococcus                   Phase III clinical trials ongoing
                                                                           in the U.S.
DaunoXome                 First line therapy for advanced Kaposi's       Approved for marketing in the
                            sarcoma                                        U.S., Canada and 19 other
                                                                           countries.
                          Multiple myeloma, leukemia, non-Hodgkin's      Phase II clinical trials
                            lymphoma                                       completed; preliminary results
                                                                           are supportive.
                          Breast cancer                                  Phase II clinical trials ongoing.
                          Sarcomas, cancers of the prostate and ovary    Phase II clinical trials ongoing
                                                                           as single agent and in
                                                                           combination chemotherapy.
MiKasome                  Healthy volunteers                             Phase I clinical trials ongoing.
                          Complicated urinary tract infections,          Phase II clinical trials ongoing.
                            cystic fibrosis
SELEX PROCESS-DERIVED
  PRODUCTS
VEGF Antagonist Aptamers  Age-related macular degeneration (ARMD),       Preclinical development;
                            cancer                                         IND application scheduled
                                                                           for ARMD for 1998.
P-Selectin Antagonist     Transplants, post-stroke tissue damage         Early preclinical development.
  Aptamers

---------------

* Fujisawa USA, Inc. ("Fujisawa") and the Company co-develop and co-promote AmBisome in the United States pursuant to a collaborative relationship. Fujisawa has sole marketing rights to AmBisome in Canada and the Company is required to pay royalties to Fujisawa in connection with sales in most significant Asian markets, including Japan. Sumitomo Pharmaceuticals Co., Ltd. has marketing rights to AmBisome in Japan.

PRODUCTS AND MARKETS

  AMBISOME

     AmBisome is a liposomal formulation of amphotericin B, a well-established antifungal agent that is effective against a broad spectrum of fungi. NeXstar Pharmaceuticals has received marketing approval for AmBisome as a treatment for life-threatening fungal infections in 32 countries, 15 of which have granted approval as a first line therapy for some form of fungal infection and the remainder of which have granted approval for use when conventional amphotericin B treatment fails. AmBisome has also been approved as a treatment for visceral leishmaniasis in several countries and is approved in four countries for prophylactic treatment to prevent fungal infection after liver transplantation. In addition, AmBisome has been approved for the treatment of fever of unknown origin (FUO) in the U.S. and Russia.

     Pursuant to a collaborative agreement, the Company and Fujisawa USA, Inc. ("Fujisawa") co-develop and co-promote AmBisome in the United States. In addition, Fujisawa has sole marketing rights to AmBisome in Canada and the Company is required to pay royalties to Fujisawa in connection with sales in most significant Asian markets, including Japan. In connection with U.S. sales, Fujisawa receives all payments from the sale of AmBisome, but is required to reimburse NeXstar Pharmaceuticals for the cost of producing the product and to pay the Company 20% of the gross profits from all sales. The Company has also licensed the rights to develop and market AmBisome in Japan to Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo"). Under the terms of its license with the Company, Sumitomo is required to make payments to the Company if certain clinical and commercial milestones are met and to pay the Company royalties on all Japanese sales of AmBisome. In March 1998, Sumitomo notified the Company that all of the conditions necessary for the payment of a $3.0 million (less taxes to be withheld of $300,000) milestone have been fulfilled. Under the terms of the license, Sumitomo is also required to make a milestone payment to the Company if AmBisome is approved for sale in Japan.

     PRODUCT PROFILE. Amphotericin B, an antifungal agent used to treat a broad spectrum of fungal infections, has been a commonly used drug for the treatment of systemic fungal infections. The clinical usefulness of amphotericin B is limited, however, because serious toxicity can occur prior to achieving effective therapy. NeXstar Pharmaceuticals has used its proprietary technology to develop AmBisome, a liposomal product that incorporates amphotericin B. The maximum tolerated dose of AmBisome in some animal models is up to 75 times that of the free drug, permitting higher daily and cumulative doses of amphotericin B to be delivered to the diseased tissues, while simultaneously greatly reducing the normal acute and chronic toxicity often associated with conventional amphotericin B therapy. NeXstar Pharmaceuticals believes that the increased safety profile of AmBisome is due to a proprietary manufacturing process that tightly binds amphotericin B into the membrane of the liposome, preventing the free drug from escaping into the blood stream.

     AmBisome is sold as a lyophilized (freeze-dried) product that is easily reconstituted by adding sterilized water and has an approved shelf life in most countries of 30 months. However, some countries, which originally approved AmBisome with only a 12-month shelf life, have yet to approve the longer period.

     MARKET. The Company's marketing efforts for AmBisome are primarily directed at physicians who treat patients with systemic fungal infections and presumptive fungal infections. Systemic fungal infections are serious infections with a mortality rate of up to 70% and are commonly caused by species of Candida, Aspergillus or Cryptococcus, as well as a variety of less common organisms. These infections can occur in patients whose immune systems have been compromised by other diseases or by the treatment of other medical conditions. The largest population of immune-impaired patients consists of organ/bone marrow transplant patients, heavily treated cancer patients (principally those with leukemias or lymphomas) and AIDS patients. The product is also currently used in a number of countries for the treatment of visceral leishmaniasis, a parasitic infection.

  DAUNOXOME

     DaunoXome is a liposomal formulation of daunorubicin, a well-characterized and long-used chemotherapeutic agent. DaunoXome has been approved in the U.S., Canada and 19 other countries as a primary therapy for HIV-associated Kaposi's sarcoma ("KS").

     PRODUCT PROFILE. DaunoXome uses a proprietary tumor targeting technology for delivering daunorubicin into tumor cells. This targeted liposomal delivery system consists of small liposomes that encapsulate the daunorubicin in their internal aqueous space. The size of the liposomes used in DaunoXome was selected, in part, so that the liposomes can escape from circulation through the more porous blood vessels that are generally found in tumors. In some animal models, DaunoXome's formulation permits a concentration of the therapeutic agent in tumors of 5 to 10 times the concentration achieved with intravenous administration of the free drug. The same animal tests have also demonstrated up to 10 times the efficacy as the equivalent level of daunorubicin in its free drug form. Further, these animal models have demonstrated a substantial reduction in certain toxicities associated with daunorubicin. DaunoXome has an approved shelf life of 52 weeks in the United States and 40 weeks in Canada and most European countries.

     MARKET. The Company's initial targeted market for DaunoXome has been AIDS patients who suffer from KS, a malignant disease characterized by widely disseminated lesions in the skin, mucous membranes, lymph nodes and viscera. With the advent of combination therapies for AIDS, the incidence of KS has declined in recent years which has substantially limited the market for the indication for which DaunoXome has been approved.

CLINICAL TRIALS, PRECLINICAL TRIALS AND REGULATORY STATUS

     The Company is continuing clinical trials for both AmBisome and DaunoXome for currently approved and additional indications and has another liposomal product (MiKasome) in clinical trials. The Company anticipates filing an Investigational New Drug ("IND") application in the U.S. during 1998 for its aptamer antagonist to VEGF for the treatment of age-related macular degeneration. This will be the first time that an IND application has been filed for one of the Company's aptamers. No assurance can be given that proposed clinical trials will be initiated or that any clinical trials or preclinical development work will result in any commercially successful new drugs or approval of any additional indications for AmBisome or DaunoXome.

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

     In a double-blind trial, 687 adult and pediatric patients with neutropenia (a low number of infection-fighting white blood cells) and persistent fever that did not resolve with antibiotic treatment were randomized to receive either conventional amphotericin B or AmBisome. Results of the study, which Fujisawa sponsored, show that overall AmBisome was associated with a therapeutic success rate (measured by a combination of factors including, among others, resolution of fever, absence of emergent fungal infection and patient survival for at least seven days after therapy) equivalent to conventional amphotericin B, but was significantly more effective in the prevention of proven breakthrough fungal infections. In addition, among patients treated with AmBisome compared with patients treated with conventional amphotericin B, there was a significant reduction in the incidence of infusion-related fever, chills/rigors, cardiorespiratory events and the development of nephrotoxicity. Patients treated with amphotericin B had a slightly lower incidence of diarrhea and nausea than those treated with AmBisome. The study also indicated that there was a statistically significant reduction in kidney toxicity with AmBisome compared to conventional amphotericin B. Overall, there was a lower incidence of adverse events associated with the use of AmBisome as compared to amphotericin B.

     The Company has completed two additional randomized open label clinical trials comparing the safety and efficacy of AmBisome to conventional amphotericin B in the empiric treatment of patients with fever of unknown origin
(FUO) and severe neutropenia who have a presumed fungal infection. These patients were receiving intensive chemotherapy or had underlying hematological disease. One clinical trial enrolled adults (134 patients) and the other pediatric subjects (214 patients). These two clinical trials indicated that AmBisome had an improved safety profile compared with amphotericin B and there was a trend towards improved efficacy for AmBisome, specifically for the higher dose group (3 mg/kg).

     A double-blind, placebo-controlled, randomized clinical trial in 85 patients studying the efficacy and safety of AmBisome as prophylaxis following liver transplantation showed a trend towards improved efficacy for AmBisome compared to amphotericin B. Additionally, the Company has completed five clinical trials in which patients with confirmed systemic and/or deep fungal infections were treated with AmBisome. In these trials, AmBisome was clinically at least as effective as amphotericin B and the overall fungal eradication rate was greater for AmBisome than for amphotericin B.

     NeXstar Pharmaceuticals, in conjunction with Fujisawa, is conducting two Phase III clinical trials of AmBisome in the U.S. for the treatment of histoplasmosis and for the treatment of Cryptococcus. The trial for histoplasmosis is being monitored and analyzed by the Mycology Study Group of the National Institutes of Health.

  DAUNOXOME

     The Company is seeking to expand the number of approved indications for DaunoXome. The Company has completed clinical trials and is continuing to perform additional studies aimed at optimizing the treatment of KS. The completed clinical trials in KS have evaluated the safety and efficacy of higher dose regimens and the treatment of the pulmonary manifestations of KS.

     In addition, the Company is pursuing a strategy of evaluating the therapeutic potential of DaunoXome in hematological malignancies (leukemias and lymphomas), indications in which the efficacy and safety of daunorubicin is well established. The Company, in a Phase II clinical trial, has substituted DaunoXome for doxorubicin in a CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) regimen (COP-X) in the treatment of high grade lymphomas. The Company is also pursuing a Phase I study in acute myeloblastic leukemia in combination with cytosine-arabinoside (Ara-C).

     Although initial indications are that DaunoXome may not be universally effective against solid tumors, the Company is conducting Phase II clinical trials with DaunoXome to evaluate its efficiency in a range of selected tumors, including sarcomas and cancers of the breast, prostate and ovary. The Company is also investigating the efficacy of, and tolerance to, DaunoXome in combination with other cytotoxic agents such as Taxol, 5FU and cyclophosphamide. The Company is currently supporting the study of DaunoXome by numerous clinical investigators.

  MIKASOME

     MiKasome is a liposomal formulation of amikacin, which is a member of a class of antibiotic compounds called aminoglycosides. Traditionally, serious bacterial infections are treated with an injectable antibiotic such as amikacin. In its free (unencapsulated) form, amikacin is a potent antibiotic, but can be associated with side effects such as kidney failure, hearing loss or loss of balance. The target product profile for MiKasome, as compared to free amikacin, includes significantly improved safety, extended circulation times, increased penetration to sites of infection and a broader range of antimicrobial activity.

     The Company began an initial 30-patient Phase II study of MiKasome in November 1997 to assess its use in patients with complicated urinary tract infections ("UTI's"). Complicated UTI's are functional or anatomic abnormalities of the urinary tract often resulting in recurrent infections in patients despite antibiotic therapy. The Company is also initiating a Phase II clinical trial of MiKasome in adult patients with stable cystic fibrosis. The Company plans to conduct two additional Phase II clinical trials during 1998 in hospital-acquired pneumonia.

     Phase I studies using MiKasome have indicated that (i) at the doses studied, MiKasome did not cause toxicity or impairment to the kidneys, to hearing or to balance; (ii) the half-life (an indication of the time the product stays in the body) is up to seven days, compared to approximately two hours for free amikacin; and (iii) relatively constant antibiotic levels appear to be maintained with once weekly dosing of MiKasome.

     Preclinical studies with MiKasome in animals have indicated that (i) MiKasome has a much longer half-life than free amikacin; (ii) MiKasome administered daily was as effective as free amikacin administered twice a day in the treatment of endocarditis caused by Pseudomonas, a gram-negative bacteria; and (iii) MiKasome was more effective than free amikacin in decreasing the incidence and severity of myocarditis (inflammation of the muscular walls of the heart).

     In preclinical studies, the pathogens against which MiKasome has shown at least equivalent, if not improved efficacy compared to free amikacin, are Pseudomonas aeruginosa, Staphylococcus aureus, Klebsiella pneumoniae, Mycobacterium avium complex and Mycobacterium tuberculosis.

     The current development plan for MiKasome includes clinical trials for indications in patients with moderate, severe and life-threatening gram-negative bacterial infections, including, but not limited to, those infections which are the focus of the planned, or currently conducted, Phase II clinical trials (complicated UTI's, pulmonary exacerbations in cystic fibrosis, hospital-acquired pneumonia and bacterial endocarditis), as well as intra-abdominal infections, osteomyelitis and febrile neutropenia.

  GROWTH FACTOR ANTAGONISTS

     Using its proprietary SELEX process (See "-- Research and
Development -- SELEX: Systematic Evolution of Ligands by EXponential
Enrichment -- Overview"), the Company has identified numerous aptamer antagonists of growth factors. Growth factors are proteins capable of stimulating the growth of various cells and tissues, including tumors and blood vessels. The Company is currently developing aptamer antagonists of several growth factors, including vascular endothelial growth factor ("VEGF") and platelet-derived growth factor ("PDGF").

     VEGF APTAMERS. VEGF is a growth factor that promotes the growth of new blood vessels (a process known as angiogenesis). In healthy adults, angiogenesis is rare and tightly controlled. However, in certain pathological conditions, such as age-related macular degeneration ("ARMD") and cancer, angiogenesis is believed to contribute to disease progression. Using its SELEX process, the Company has identified several aptamers that bind to VEGF very tightly, in a manner that inhibits the binding of VEGF to its cell surface receptors, therefore assisting in inhibiting angiogenesis and impairing tumor growth. The Company has developed VEGF antagonist aptamers with improved pharmacokinetic properties and is currently testing these aptamers in animal models of angiogenesis and tumor growth.

     In ARMD, blood vessels grow in an abnormal manner behind the retina, resulting in a progressive loss of visual acuity and eventual blindness. Currently, there is no effective treatment for ARMD, which is the leading cause of adult-onset blindness in developed countries. ARMD is classified into one of two general subgroups, the atrophic or "dry" form and the exudative or "wet" form. The "wet" form accounts for approximately 20% of all ARMD cases in the U.S., but is the more severe condition in which there may be a sudden, often substantial, loss of central vision. In some European countries, the percentage of ARMD cases that are the "wet" form is significantly higher than in the United States. Evidence is accumulating to implicate VEGF as the principal angiogenic growth factor contributing to the pathology of "wet" ARMD. If VEGF is a key mediator in the initial stages of the "wet" form of ARMD, then its inhibition should have an impact on the onset and/or severity of vision loss. The Company has developed an aptamer which, when administered systemically to rats (whose VEGF is substantially equivalent to human VEGF), resulted in the significant inhibition of VEGF-dependent angiogenesis in the corneal tissue of the eye. Other tests in animals have indicated that the Company's aptamer was effective in inhibiting VEGF. The Company's initial data indicate that its aptamer may be effective in inhibiting VEGF if dosed as infrequently as once a month. As a result of its successes in animal trials, the Company anticipates filing an Investigational New Drug ("IND") application in the U.S. during 1998 for its VEGF antagonist aptamer for the treatment of ARMD. This will be the first time that an IND application has been filed for one of the Company's aptamers.

     In cancer, it is now well established that in order for tumors to grow beyond the size of a few cubic millimeters and to disseminate, there must be simultaneous growth of blood vessels. Inhibitors of angiogenesis (including inhibitors of VEGF) may impair tumor growth. In preclinical models, Company-developed aptamers have inhibited the growth of human KS tumors and human rhabdomyosarcoma xenograft tumors in nude mice. Additional preclinical studies are ongoing in conjunction with cytotoxic agents.

     PDGF APTAMER. PDGF promotes the growth of many cells and tissues. Like VEGF, PDGF promotes tumor growth by causing angiogenesis associated with tumors. In addition, and as a consequence of the expression of PDGF receptors on tumor cells, PDGF can be directly responsible for stimulation of tumor cell growth. PDGF appears to be a causative factor in certain types of cancer and other proliferative diseases such as restenosis and fibrosis. Using its SELEX process, the Company has identified a specific PDGF binding aptamer that potently inhibits PDGF activity in vitro. The Company is currently testing this PDGF aptamer in animal models of restenosis, fibrosis, cancer and angiogenesis. The results from these animal model studies have been encouraging.

  SELECTIN ANTAGONISTS

     Using its proprietary SELEX process, the Company has identified aptamers which inhibit certain selectin mediated activity in vivo. Selectins are a family of three closely related cell surface receptors that mediate adhesion between different types of cells. In both normal and disease states the selectins participate in the movement (extravasation) of white blood cells from the blood stream into tissues. Because the extravasation of white blood cells into certain types of tissue may, if uncontrolled, lead to host tissue damage, selectins are thought to play an important role in inflammation and reperfusion injury (inflammation is a natural response to injury; however, if uncontrolled, it can produce reactions which are life threatening). In certain circumstances, such as severe trauma and coronary bypass surgery, experimental evidence supports the theory that white blood cells are involved in much of the cell injury that can trigger multi-organ failure. It is believed that if the attraction of white blood cells to injury sites can be blocked, or at least reduced, by inhibiting the activity of the selectins involved in the extravasation of white blood cells into the injury site, the adverse reactions which lead to cell death and organ failure might be prevented. The Company is currently focusing efforts on its P-selectin antagonist, which is in the early preclinical development stage.

     P-SELECTIN APTAMERS. P-selectin plays a significant role in the movement of white blood cells from the blood stream into tissue and is thought to be involved in the early stages of inflammation. Using its SELEX process, the Company has identified a series of aptamer antagonists of P-selectin. The Company has conducted in vitro experiments that have shown that these P-selectin antagonist aptamers have binding affinities for P-selectin that are far greater than carbohydrate-based antagonists and that block P-selectin mediated cell-cell adhesion. The Company is using animal models to evaluate the in vivo activity of these P-selectin antagonist aptamers, which have shown the ability to block cellular processes that mediate inflammation. The primary clinical indications for the Company's P-selectin antagonist aptamers are initially expected to be in connection with lung transplants and tissue reperfusion injury after a cerebral ischemic event (stroke).

RESEARCH AND DEVELOPMENT

     The Company focuses its research and development activities on its three significant proprietary technologies (the SELEX process, the Parallel SELEX process and the Company's liposome drug discovery technology), on the identification through these platform technologies of potential drug candidates and on the development of the most suitable candidates into oncological, hematological and infectious disease drugs. In addition, the Company is pursuing the development of SELEX process-derived oligonucleotide compounds as non-therapeutic products, including diagnostic agents. The Company also conducts research involving additional technologies developed by the Company, such as the Company's nucleic acid detection assay and its homocysteine assay. The Company devotes significant efforts to the efficient development of the oligonucleotide compounds that are the basis for the products being developed by the Company using the SELEX process, including the development of the Company's Product Anchored Sequential Synthesis (PASS) technology.

  SELEX: SYSTEMATIC EVOLUTION OF LIGANDS BY EXPONENTIAL ENRICHMENT -- OVERVIEW

     Drug discovery efforts focus on the identification of compounds that can bind and inhibit molecular targets that cause disease. NeXstar Pharmaceuticals has developed and patented a proprietary combinatorial chemistry technology called the SELEX process and is utilizing this process to rapidly identify compounds that bind tightly and selectively to molecular (i.e., disease) targets.

     Complementary shape (sometimes described as a "lock and key") is fundamental to drug discovery research. In searching for potential drug candidates, the scientist is looking for the drug candidate (key) that best fits the disease causing molecular target (lock). In this search, it is advantageous to have a large library of potential drug candidates (keys) to test against the target molecule (to attempt to fit into the lock). In developing effective drug products, it is also advantageous to have a drug candidate that binds tightly to the target molecule and not to other molecules. A drug compound with high affinity binding properties is more likely to be effective at low doses and induce fewer side effects than a drug compound with low affinity for the disease target; high specificity also reduces the likelihood of potential side effects since the drug compound is unlikely to interact with targets not involved in the particular disease. The SELEX process generates an enormous library of oligonucleotide compounds (keys) and then rapidly searches this library of compounds to identify the compounds that bind tightly and with a high degree of specificity to the chosen disease-causing molecular target.

     The SELEX process can be used to screen a pool of up to one million billion oligonucleotides and to select from this pool the compounds that have the highest affinity for a specified molecular target. The SELEX process begins by creating in a test tube a pool containing a million billion candidate oligonucleotides (molecules belonging to the same family as DNA and RNA, but modified to resist degradation by DNA- and RNA-destroying enzymes). When this pool is mixed with a molecular (i.e., disease) target whose biological activity is to be altered or inhibited, a small subset of the larger pool binds to this target. The oligonucleotides in this smaller subset are then amplified. The new copies of the surviving candidates form an enriched pool containing more high affinity oligonucleotides than the prior pool. This second generation pool is again exposed to the molecular/disease target and those oligonucleotides with the best binding properties are again selected and amplified. These steps of binding, selection and amplification are repeated several times with each round of the SELEX process generating a smaller pool of oligonucleotides that bind to the target molecule with increasing specificity and affinity. Typically, the SELEX process creates drug candidates in a matter of weeks or months. The lead oligonucleotide compound resulting from the application of the SELEX process to a particular disease target is sometimes referred to as an aptamer.

     NeXstar Pharmaceuticals has demonstrated that the SELEX process is applicable to a broad range of molecular targets, including proteins, peptides, organic compounds, lipids, polysaccharides, carbohydrates, glycoproteins, hormones, receptors, growth factors, whole cells and tissue.

     The Company believes that its SELEX process technology has certain advantages over existing drug discovery technologies, including the creation of large libraries of oligonucleotide compounds, rapid identification of lead compounds, high affinity and high specificity of target recognition and lack of requirement of knowledge of the target molecule's structure. As a result, the Company believes that its SELEX process technology reduces the time and cost involved in identifying lead compounds and ultimately will reduce the time and cost involved in discovering and developing effective pharmaceutical products.

  SCIENTIFIC ADVANCES WITH SELEX PROCESS-DERIVED APTAMERS

     The Company has made significant progress in improving the stability and the pharmacokinetic activity of aptamers which are being developed using the SELEX process. In addition, the Company is in the process of automating the SELEX process. Automation has the potential of substantially increasing the speed with which the Company can identify aptamers.

     STABILITY. A major challenge to the development of SELEX process-derived aptamers as drug candidates has been the rapid clearance of the drug from the body due to enzymatic degradation. In living systems, there are families of nucleic acid destroying enzymes, called nucleases, which attack and break down RNA and DNA molecules. This activity of nucleases (i.e., degradation of the RNA- or DNA-based drug product) leads to clearance of the drug from the body and therefore, in many cases, ineffectiveness of the drug. The Company has focused its stability enhancement efforts on making its RNA-based aptamers resistant to degradation. To this end, the Company has created an assortment of proprietary nucleotides (the building blocks for RNA and DNA), modified at the primary point of entry of the nuclease attack. Compared to natural RNA, the SELEX process-derived RNA (modified) aptamers have now been shown to be up to 200 times more stable in the blood of test animals. These advances have given the Company the ability to achieve an array of circulation times for its aptamers to match the circulation time best suited for the specific disease target. Using its modified aptamers, the Company has demonstrated specific pharmacologic activity in animal models representing different types of simulated disease processes.

     PHARMACOKINETICS. A second major challenge to the development of SELEX process-derived aptamers as drug candidates is the rapid clearance of the drug from the body due to excretion by the kidneys. The Company has achieved improved pharmacokinetic performance of SELEX process-derived aptamers through a variety of formulation modifications which alter the size of the aptamers and therefore alter the circulation time of the drug products (the rate of kidney excretion is, among other things, dependent on the size of the drug molecule). The formulation modifications to the aptamers are, for the most part, made after completion of the SELEX process and alter the size (and weight) of the aptamers. The increased size and weight of the modified aptamers reduce the rate at which they are cleared from circulation, primarily by blocking filtration of the aptamers by the kidneys.

     The Company has anchored aptamers into liposomes using the Company's proprietary liposomal technology. This liposomal anchoring of SELEX process-derived aptamers also has improved the pharmacokinetic performance of aptamers and has contributed to the enhanced activity of the aptamers in animal models.

     The Company will continue to study the behavior of aptamers in the body and will continue its attempts to engineer aptamers so that they will be cleared at rates that are desirable for different medical applications.

     AUTOMATION. Currently, much of the SELEX process is labor intensive. By automating the SELEX process, the Company believes that it will increase the speed at which it is able to identify aptamers. The Company's automation efforts have focused on developing an automatable platform for the SELEX process and designing a robotics system to automate the enzymatic steps of the SELEX process. During 1997, the Company demonstrated the feasibility of its robotics system and made significant progress in achieving an automatable platform.

  THERAPEUTIC APPLICATIONS OF SELEX PROCESS-DERIVED COMPOUNDS

     DISEASES IMPACTED BY GROWTH FACTORS. Growth factors are proteins capable of stimulating the growth of various cells and tissues, including tumors and blood vessels. Using its SELEX process, the Company has identified several aptamers that bind to VEGF very tightly, in a manner that inhibits the binding of VEGF to its cell surface receptor and therefore assists in the inhibition of angiogenesis in tumor and ocular settings and assists in the impairment of tumor growth. Using its SELEX process, the Company has also identified a specific PDGF aptamer that potently inhibits PDGF activity in vitro and has the potential to inhibit tumor growth and the progression of other proliferative diseases such as restenosis and fibrosis. See "-- Clinical Trials, Preclinical Trials and Regulatory Status." The Company is also conducting research on other growth factors implicated in various disease states. The Company has identified antagonists to basic Fibroplast Growth Factor (bFGF) (implicated in restenosis, fibrosis and cancer), Transforming Growth Factor beta (TGF beta) (believed to play a role in restenosis, fibrosis and cancer) and Keratinocyte Growth Factor
(KGF) (involved in certain skin related cancers and psoriasis). The Company is continuing to test and develop these growth factor antagonists.

     SELECTINS. Selectins are cell surface receptors that mediate adhesion between different types of cells. In both normal and disease states selectins participate in the movement (extravasation) of white blood cells from the blood stream into tissues. Because the extravasation of white blood cells into certain types of tissue may, if uncontrolled, lead to host tissue damage, selectins are thought to play an important role in inflammation and reperfusion injury. Using its SELEX process, the Company has identified aptamer antagonists of P-selectin. The results of experiments with these antagonists suggest that in inflammatory reactions P-selectin mediated white blood cell migration may be blocked by the Company's aptamers, preventing life-threatening inflammation and reperfusion injury. See "-- Clinical Trials, Preclinical Trials and Regulatory Status."

     HUMAN NEUTROPHIL ELASTASE. Human neutrophil elastase ("hNE") is a protease (enzyme) that is capable of degrading a wide variety of connective tissue proteins. Because of its potentially destructive effects, hNE activity is tightly controlled or regulated under normal circumstances. The failure of the body to regulate hNE is thought to be a major factor in inflammation. Excessive hNE activity has been implicated in emphysema, cystic fibrosis, rheumatoid arthritis and ischemia-reperfusion injury. It is thought that an effective hNE inhibitor could significantly reduce inflammation and subsequent tissue damage thought to be impacted by hNE activity.

     Using a variation on the SELEX process called a blended SELEX process (a small organic molecule is linked to a SELEX process library), the Company has isolated irreversible inhibitors of hNE that are faster acting and more potent than any other inhibitors of hNE described in the scientific literature. In preclinical studies, researchers have used a Company developed aptamer as an hNE inhibitor to reduce damage to the lungs in animals undergoing an inflammatory attack. The studies targeted animal models for Acute Respiratory Distress Syndrome (ARDS), a disease that threatens the lives of approximately 150,000 Americans annually and for which there is no effective treatment. NeXstar Pharmaceuticals' aptamer was shown to block the action of hNE in the body and reduce lung damage. In addition, the research showed that the Company's aptamer prevented white blood cells from further infiltration of the lungs, which may help break the disease cycle.

     COMPLEMENT C5. Complement C5 is a protein which circulates in the blood as an inactive precursor molecule that is believed to be the most important central branch point in the complement cascade, an important component of the immune system. As part of the overall host resistance/inflammation system in mammals, the C5 protein is cleaved following complement activation by infectious agents, hypoxia or trauma to form two highly reactive subunits, C5a and C5b. These subunits are capable of amplifying the inflammatory response through two different mechanisms. C5a is capable of attracting white blood cells which migrate to the sight of inflammation to kill invading microorganisms, but which also can kill normal body tissues. C5b initiates a chain reaction of additional complement component proteins which form killer complexes on the surface of foreign cells or cells of the body's own tissues resulting in cell death. This intrinsic host defense system must be operative in people and animals in order for them to survive continuous exposure to microbes and other invasive matter. However, the system is often activated non-specifically in a variety of diseases and medical situations in which it becomes detrimental to the patient by causing excessive tissue damage. Such conditions include organ transplant rejection, asthma, rheumatoid arthritis and reperfusion injury situations following acute intervention in stroke and myocardial infarction.

     NeXstar Pharmaceuticals has identified an aptamer which has been shown to bind with high affinity to human Complement C5 and inhibit its proteolytic cleavage. The inhibition of this cleavage reaction has been demonstrated to reduce the complement system's ability to destroy normal cells by 80-90%. This aptamer and a similar one directed against rat Complement C5 are in early preclinical studies. The anti-human C5 aptamer is expected to be initially targeted against reperfusion injury/acute tissue damage settings in an effort to significantly reduce secondary tissue damage, thereby salvaging normal tissue surrounding an injury site. The ultimate outcome, if successful, will be to help patients recover faster and retain more functional activity in affected organs.

  IN VIVO SELEX PROCESS

     The Company has extended its SELEX process to identify aptamers that bind to complex targets in vivo, i.e., instead of using its SELEX process to target disease molecules in vitro, the Company is using this in vivo SELEX process to target diseased or damaged tissue such as arterial plaque or malignant tumors in living animals and in human tissue. The aptamers obtained by the Company from the in vivo SELEX process are useful as specific in vivo imaging agents (in vivo imaging agents are the subject of a collaboration between the Company and Schering A.G. See "-- Collaborative Relationships and License Agreements").

     A demonstration of the in vivo SELEX process has been made in an animal model of restenosis following balloon angioplasty. In this demonstration, the Company used the in vivo SELEX process to target an isolated, damaged artery. After identification and enrichment of those aptamers having the highest affinity for the target, the aptamer pool was injected into an animal with the damaged artery. This demonstration eventually led to identification of an aptamer with high affinity and greater than ten-fold specificity for the damaged artery, results consistent with requirements for in vivo imaging agents.

     The Company is extending its in vivo SELEX process in an effort to identify aptamers against human atherosclerotic plaque (hardening of the arteries) and to develop aptamers for in vivo diagnosis and for the treatment of various human cancers.

  DIAGNOSTIC APPLICATIONS OF SELEX PROCESS-DERIVED COMPOUNDS

     In addition to efforts aimed at the potential use of SELEX process-derived products as therapeutic targets, the Company has devoted significant research and development efforts to demonstrating that products derived from its SELEX process have utility as diagnostic agents.

     TAQ (THERMUS AQUATICAS) POLYMERASE APTAMERS. The development of the polymerase chain reaction ("PCR") has revolutionized many aspects of modern molecular biology. PCR allows the rapid and efficient amplification of specific sequence DNA molecules. The molecule responsible for PCR is the thermostable DNA polymerase enzyme Taq polymerase. While the utility of PCR is high, it is also flawed (it can function at low temperatures, allowing the DNA primers to non-specifically bind to each other and to the target DNA molecule to be amplified, resulting in undesirable amplification of DNA and making interpretation of the PCR results difficult).

     In collaboration with Roche Molecular Systems, Inc., NeXstar Pharmaceuticals has identified SELEX process-derived DNA aptamers that bind to Taq polymerase and inhibit its activity at low temperatures where the non-specific binding problem described above occurs. At low temperatures (where non-specific primer binding is problematic), the DNA aptamers bind to Taq polymerase and prevent it from undesirable DNA amplification. At high temperatures (where primer binding is highly specific for the DNA to be amplified and where Taq polymerase functions in the manner desired), the DNA aptamers, by design, no longer bind and inhibit Taq polymerase, allowing this enzyme to amplify only the desired DNA target. The Company's DNA aptamers have indicated that they have substantial advantages compared to traditional PCR applications, especially in clinical diagnostics.

     APTAMERS AS DIAGNOSTIC REAGENTS. Using its SELEX process, the Company has identified aptamers that can be used for diagnostic applications. For example, the Company has demonstrated that a SELEX process-derived aptamer that binds to VEGF can be used in place of an antibody in a diagnostic assay commonly used in the clinical laboratory. The common diagnostic assay used in this demonstration is known as a sandwich enzyme-linked immunosorbent assay (ELISA) and usually requires two antibodies that bind simultaneously to the molecule to be assayed. The first antibody captures the target and the second antibody is used for detection (the two antibodies are thought of as two pieces of bread that "sandwich" the target molecule). The use of two antibodies greatly reduces the probability of misdiagnosis. In the Company's demonstration, the detection antibody in the diagnostic assay was replaced with a SELEX process-derived aptamer specific for VEGF. The demonstration indicated that SELEX process-derived aptamers may be effective and useful diagnostic reagents.

     SELEX process-derived aptamers may have several advantages over antibodies for use as clinical diagnostic reagents, including: aptamers are approximately ten times smaller than antibodies and are completely chemically defined (allowing for consistent manufacturing and ease of modification); "rational" design is possible with aptamers, i.e., the SELEX process can be designed so that the resulting aptamer is capable of binding to the target molecule in the desired assay solution or with the desired target specificity; and, because the entire SELEX process is in vitro, aptamers can be developed for most targets, including those for which it is difficult to obtain antibodies. The Company also believes that it will be able to use its Product Anchored Sequential Synthesis ("PASS") technology for large-scale manufacture of these aptamers at a cost that is substantially less than the current cost to produce most antibodies. See
"-- Research and Development -- PASS: Product Anchored Sequential Synthesis."

     OTHER APPLICATIONS. The Company is continuing to explore the development of SELEX process-derived aptamers for a wide range of in vitro diagnostic applications. The Company also is continuing research on the use of its in vivo SELEX process to develop aptamers for use as in vivo imaging agents. See
"-- Research and Development -- In Vivo SELEX Process."

  APPLICATIONS OF SELEX-DERIVED COMPOUNDS AS PURIFICATION REAGENTS

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

     Using its SELEX process, the Company is developing an alternative affinity purification reagent, specifically, aptamers for the purification of target molecules from complex mixtures. Preliminary results indicate that the Company's aptamers can be as effective as antibodies in their ability to purify target molecules from complex mixtures (1,500 to 4,500-fold purifications) and these aptamers are currently being used for protein purifications required for the Company's own research efforts. On a larger scale, the Company believes that its PASS technology may allow for the inexpensive, large-scale manufacturing of aptamer affinity reagents and therefore potential commercialization of these aptamers.

  PASS: PRODUCT ANCHORED SEQUENTIAL SYNTHESIS

     All products produced by the SELEX process are oligonucleotide based. An oligonucleotide is a chain of nucleotides (or monomers). During the SELEX process, billions of oligonucleotides are put through the repeated steps of binding, selection and amplification. The lead oligonucleotide compound resulting from the application of the SELEX process to a particular disease target is sometimes referred to as an aptamer.

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

     The Company is developing a proprietary technology called Product Anchored Sequential Synthesis ("PASS"), which is a new method for synthesizing oligonucleotides (including aptamers). The PASS technology allows for predictable scale-up of oligonucleotide products, using conventional chemical engineering techniques. The PASS technology improves the economics of oligonucleotide synthesis in several ways. The PASS technology uses fewer (costly) monomers in each step needed to construct an oligonucleotide chain. The PASS technology also reduces purification costs associated with oligonucleotide synthesis as a result of the removal of contaminants, using a proprietary product anchoring process, after each monomer is added to the chain. The PASS technology also uses chemical activators to speed up the chemical reactions that assemble monomers into a chain (the use of these chemical activators is proprietary to the Company). In addition, the in-process controls and documentation of PASS-manufactured oligonucleotides (not present with traditional manufacturing methods) are believed to be another advantage of this process and may prove beneficial in obtaining regulatory approval for oligonucleotide-based products.

     The Company's PASS technology is expected to add to the Company's ability to make oligonucleotide-based drugs in commercial quantities in a predictable and cost-effective manner. In addition, the PASS technology may be adaptable to the production of other polymeric compounds, peptides, peptide nucleic acids, polysaccharides and carbohydrates. The PASS technology is being developed by the Company's newly formed business unit, NeXstar Technology Products. See
"-- NeXstar Technology Products."

  PARALLEL SELEX PROCESS

     The Parallel SELEX process is a proprietary process being developed by the Company to discover small-molecule drug candidates. The potential advantages of the Parallel SELEX process as compared to current combinatorial chemistry drug discovery methodologies are several, including: tagging chemistries are not necessary; high reaction yields are not required, so that both known and unknown reaction chemistries (with numerous regiochemical and stereochemical outcomes) currently inaccessible with combinatorial chemistry can be utilized to provide extensive small-molecule libraries; and laborious and database-intensive screening steps common in other combinatorial chemistry approaches are avoided.

     The focus of research efforts of the Parallel SELEX process group at the Company has been to expand the repertoire of reactions that may be used to form chemically diverse small-molecule libraries. The Company's discoveries indicate the potential of developing nucleic acid-synthesized small-molecule pharmaceutical candidates. NeXstar Pharmaceuticals' scientists have shown that RNA is capable of catalyzing a carbon-carbon bond-forming reaction important for the assembly of many pharmacophore compounds. In these experiments, modified RNAs, which are proprietary to the Company, were used to facilitate the Diels-Alder reaction, a highly valued organic transformation. The Company also used modified RNA to promote the formation of an amide bond, another reaction commonly used in the assembly of drug candidates. These results indicate that RNA molecules form catalytic binding pockets similar to protein enzymes. The Diels-Alder and amide bond formation reactions represent only a subset of possibly useful reactions for the assembly of drug candidates, and further efforts to prove the applicability of the Parallel SELEX process methodology to other classes of reactions, especially those with diverse regiochemical and stereochemical possibilities, are ongoing.

     The Company's Parallel SELEX group will continue to utilize nucleic acids to catalyze reactions in an effort to (i) produce molecules that are difficult to obtain using current combinatorial chemistry techniques, (ii) significantly reduce costs of pharmaceutical discovery and development and (iii) develop lead compounds and products with potentially improved pharmacokinetics. The Company continues to expand the chemistries available for drug discovery using the Parallel SELEX process and is constructing small-molecule libraries for the discovery of new orally available pharmaceuticals to treat oncological and infectious diseases.

  LIPOSOME TECHNOLOGY

     NeXstar Pharmaceuticals believes that it has substantial technological strengths in the development of liposome products. The Company's proprietary liposome drug delivery technology enables it to develop products with significant advantages over intravenous administration of a conventional drug, including concentrating the drug on the targeted disease, extending the time the drug remains in the blood stream to prolong the therapeutic effect and reducing toxic side effects. The Company's liposome technology may be used as a method of drug delivery in connection with drugs developed or being developed pursuant to the Company's other technologies. The use of liposomes has the potential for increasing the efficacy and safety of such drugs.

     NeXstar Pharmaceuticals intends to continue to develop products based on its liposome platforms for oncological, hematological and infectious diseases. The Company has identified certain generic and proprietary oncological compounds that may benefit substantially from encapsulation in tumor-targeted liposomes and has begun formulation studies for these compounds. As part of its strategy to develop liposomal drugs, the Company has discussed, and will continue to discuss, collaborative relationships with other companies to encapsulate such companies' proprietary drugs in liposomes in order to increase the efficacy and safety of the free drugs.

     The Company is also testing liposomes for use in delivering SELEX process-derived aptamers to specific targets. In vivo experiments involving a VEGF antagonist aptamer developed by the Company have demonstrated that a liposomal formulation of the aptamer bound with high affinity to VEGF and inhibited the growth of endothelial cells and cancer cells. In these experiments, the liposomal formulation substantially enhanced the inhibitory activity of the aptamer.

  PROBESTAR NUCLEIC ACID DETECTION ASSAY

     The Company is developing a technology, called Probestar, which is used for detection of DNA and RNA of a specific sequence. Probestar is a proprietary diagnostic technology which may be used as a substitute for PCR and other systems in the detection of certain pathogens, the profiling of messenger RNA and genotyping. Probestar is based on the ability of certain polymerases to both copy and edit a nucleic acid template. The Company believes that Probestar has the potential of decreasing the time and expense, while increasing the accuracy, of nucleic acid detection when compared to current PCR-based systems.

  ASSAY FOR HOMOCYSTEINE

     Current research indicates that the level of homocysteine in a person's blood may be more predictive than cholesterol of myocardial infarction and, at certain levels, may indicate the likelihood of atherosclerosis. As a result, screening for homocysteine has the possibility to replace and/or supplement routine cholesterol screening. The Company has developed a homocysteine assay which has the potential of being substantially less expensive than the typical assays currently used to screen for homocysteine, while being more reliable than alternative assays currently under development. The Company is considering potential business structures for the marketing of its homocysteine assay.

NEXSTAR TECHNOLOGY PRODUCTS

     In the fourth quarter of 1997, the Company established a new business unit, NeXstar Technology Products ("NTP"), to market specialty chemicals and process technologies to enhance the research and development of biomacromolecules (including oligonucleotides). NTP is also developing the Company's PASS technology for the production of oligonucleotides (aptamers) (See "-- Research and Development -- PASS: Product Anchored Sequential Synthesis"). In addition to producing oligonucleotides using the PASS technology, NTP expects to produce (i) chemical building blocks for biomacromolecules, (ii) novel process reagents for the assembly of biomacromolecules and (iii) synthetic linking technologies for modulating the activity of biomacromolecules. The Company is currently marketing an activator, called DCI, and monomers produced in its newly renovated Boulder, Colorado facility, which encompasses approximately 9,800 square feet. See
"-- Manufacturing."

     In January 1998, the Company acquired certain DNA synthesis patent rights from PerSeptive Biosystems. The acquisition significantly expanded the patent portfolio available to NTP for the production of oligonucleotides.

     During 1997, NTP's revenues were $26,000, and as of December 31, 1997 NTP had approximately $3.3 million of property, plant and equipment, at cost, as recorded on the Company's balance sheet.

COLLABORATIVE RELATIONSHIPS AND LICENSE AGREEMENTS

     To apply and develop its technologies as widely as possible, NeXstar Pharmaceuticals has entered into and expects to enter into strategic collaborative research agreements, joint ventures and licensing arrangements with pharmaceutical and other health care companies and research institutions.

     In 1997, Schering A.G. ("Schering AG") agreed to increase its annual funding to the Company to $2.4 million from $1.0 million in connection with a collaborative research agreement first entered into in 1993. Under the terms of their arrangement, the Company and Schering AG are using the Company's SELEX process to discover and develop aptamers for use as in vivo imaging agents. If successfully developed, the aptamers would be capable of binding to specific targets in the body and could then be detected by a number of imaging techniques, including gamma camera imaging.

     Schering AG has specified that aptamers be developed for certain cardiovascular and oncology targets. NeXstar Pharmaceuticals has already developed an aptamer capable of identifying arteries undergoing restenosis, a condition that often develops after angioplasty to open arteries clogged by fat and cholesterol deposits. As part of the work to create an aptamer that binds with high specificity to arteries undergoing restenosis, the Company has developed a procedure for using the SELEX process to discriminate between diseased and healthy tissue.

     Schering AG is required to make milestone and royalty payments to the Company upon commercialization and sale of any of the products developed in its collaboration with the Company. If an aptamer identified during the research is utilized by the Company outside of the field of in vivo imaging, the Company will be required to pay a royalty to Schering AG.

     NeXstar Pharmaceuticals has a significant ongoing collaborative relationship with the University of Colorado at Boulder ("CU") relating to the SELEX process technology. The relationship is formally with University Research Corporation ("URC"), a for-profit, wholly owned subsidiary of the University of Colorado Foundation, Inc. URC is designed to serve as the corporate vehicle for commercial exploitation of inventions by the CU faculty. URC has assigned to NeXstar Pharmaceuticals all of URC's present and future rights to (i) inventions falling within the scope of the claims contained in issued patents and pending patent applications for the SELEX process technology, (ii) improvements to such technology made or discovered by researchers at CU, (iii) oligonucleotides or other molecules that are derived through the application of such technology by researchers at CU, (iv) results of certain sponsored research and (v) computer software related to such technology. In connection with the rights assigned by URC to the Company, URC is to receive certain royalties on the Company's net sales of products derived from the SELEX process and on royalties received by the Company from non-affiliates.

     The Company's rights to market AmBisome are subject to an agreement between the Company and Fujisawa USA, Inc. ("Fujisawa"). Under the terms of the agreement, as amended, the Company has exclusive marketing rights to AmBisome in all countries except the United States and Canada, subject to the Company's obligation to pay royalties in connection with sales in most significant Asian markets, including Japan. Additionally, the Company and Fujisawa co-promote AmBisome in the United States and the Company manufactures AmBisome for sale in the U.S. and Canada. The Company is reimbursed for the cost of the product sold to Fujisawa and receives 20% of the gross profits from the sales of AmBisome in the United States. In the event that the Company and Fujisawa are unable to cooperate in connection with the promotion of AmBisome, the Company's potential revenues from the sale of the product in the U.S. may be substantially reduced. See "-- Products and Markets -- AmBisome."

     NeXstar Pharmaceuticals has also licensed the right to develop and market AmBisome in Japan to Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo"). Under the terms of the license, Sumitomo is required to make payments to the Company if certain clinical and commercial milestones are met and to pay the Company royalties on all Japanese sales of AmBisome. In March 1998, Sumitomo notified the Company that all of the conditions necessary for the payment of a $3.0 million (less taxes to be withheld of $300,000) milestone have been fulfilled. Under the terms of the license, Sumitomo is also required to make a milestone payment to the Company if AmBisome is approved for sale in Japan.

MARKETING

     NeXstar Pharmaceuticals has established marketing subsidiaries in the United Kingdom, Germany, Italy, Spain, France, Portugal, The Netherlands and Australia and a marketing branch operation in Greece to promote and sell its existing products. In addition, the Company has a domestic sales and marketing organization to sell DaunoXome and to co-promote AmBisome in the U.S. NeXstar Pharmaceuticals also has agreements with third-party distributors, including distributors in certain of the countries in which the Company has marketing operations, to promote, sell and distribute its products. In certain countries, AmBisome and DaunoXome can be prescribed by individual physicians, who request the products, even though a regulatory approval in that country has not yet been obtained. In those cases, the Company's marketing professionals provide information and assistance requested by physicians.

     At March 15, 1998, the Company had 109 employees in sales and marketing of which 82 were in Europe. Each of the Company's marketing subsidiaries is headed by a general manager who oversees the Company's operations in the market(s) served by the subsidiary. The subsidiaries assist in conducting Phase IV clinical trials in the countries in which they are located and many of the major subsidiaries have a physician employed by them to assist in conducting these clinical trials. The Company also has established an administrative infrastructure in Europe, including accounting and human resources support, to assist in its European marketing operations.

MANUFACTURING

     The Company is manufacturing AmBisome in commercial quantities in its initial facility in San Dimas, California (the "650 Facility") and in the Company's newer facility in San Dimas, California (the "502 Facility"), which is adjacent to the 650 Facility. The Medicines Control Agency of the United Kingdom (the "MCA") has approved the manufacture of AmBisome for commercial distribution at the 650 Facility and for commercial distribution through final lyophilization at the 502 Facility. The U.S. Food and Drug Administration (the "FDA") has approved a new drug application listing both the 650 Facility and the 502 Facility for the manufacture of AmBisome for U.S. distribution. While the Company currently uses internal capacity to perform lyophilization, it also uses third parties to lyophilize some commercial batches. There can be no assurance that problems with such lyophilization vendors will not occur and have an adverse effect on the Company's results of operations.

     The Company currently has regulatory approval from the MCA and the FDA to manufacture DaunoXome for commercial distribution at the 650 Facility. The Company intends to seek MCA and FDA approval to manufacture DaunoXome at the 502 Facility. The MCA has determined that the 502 Facility is in general compliance with the principles and guidelines of good manufacturing practice and has indicated that it will support the licensing of DaunoXome in the facility. There can be no assurance that the Company will be successful in obtaining the regulatory approvals which it is seeking or may seek in connection with its manufacturing facilities.

     To import its products into the European Union (the "EU"), the Company must obtain quality control release of its products in the EU. In September 1997, the Company completed the acquisition of the toll manufacturing facility in Dublin, Ireland in which a contract manufacturer had previously performed labeling and quality control release for the Company's products in the EU. The total acquisition price of the facility was one million Irish Punts (approximately $1.5 million on September 30, 1997). Upon the completion of the acquisition, the Company began performing its own quality control release at this facility for distribution in the EU and elsewhere. Except for its lyophilization equipment, the Company's manufacturing operations utilize no more than 50% of current capacity.

     During 1997, the Company completed the renovation of 9,800 square feet of space which the Company is leasing near its principal executive offices in Boulder, Colorado. The space is used to support the Company's commercial projects and for ongoing research. In addition, the facility is being used to produce specialty chemicals and other products for the Company's specialty chemical process technologies unit, NeXstar Technology Products ("NTP"), and is expected to be used for the large-scale production of any oligonucleotide products developed by the Company. See " -- NeXstar Technology Products" and "Properties." NeXstar Pharmaceuticals also leases 5,260 square feet of industrial space in Boulder, Colorado. This space is used by NTP for the manufacture of bulk drug candidate materials for eventual use in clinical trials and product development programs in connection with oligonucleotide-based compounds derived using the SELEX process. The Company intends to use this facility for piloting a qualified pre-production process. In addition, this facility can be utilized for the initial full scale production of clinical trial material. Although construction of the facility, utilities and selected environmental qualifications has been completed, there can be no assurance that the production facility will ultimately obtain "current Good Manufacturing Practices" status or that any drug substance proposed to be manufactured there will be suitable for larger-scale production.

     NeXstar Pharmaceuticals concentrates on developing internal manufacturing capabilities for its products at the same time as it develops those products. While each liposomal formulation requires unique variations in process methods, NeXstar Pharmaceuticals believes that it possesses the necessary technical skills to design and implement scaled-up manufacturing capabilities for the liposomal products it is currently developing. However, there can be no assurance that the Company will be able to achieve such capabilities in connection with new liposomal products or will be able to cost effectively manufacture any compounds derived using the Company's non-liposomal technologies.

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

     In markets in which AmBisome has been approved as a primary therapy, it competes against traditional amphotericin B, which is made by Bristol-Myers Squibb Company, and expects to increasingly face competition from other antifungal products, including those produced by major pharmaceutical companies. In addition, there are a number of other companies that are focused on the development of lipid-based products, some of which have lipid-based amphotericin B products that have been approved in the United States and throughout Europe. These products compete against AmBisome as both primary and secondary therapy and have been offered at prices that are less than AmBisome's price. Other drugs have been approved, or are awaiting approval, for the treatment of KS in the U.S. and Europe, including one lipid-based anticancer drug, and these drugs compete or are expected to compete with DaunoXome. If the Company is successful in broadening the indications for DaunoXome, it will face competition from a number of oncology drugs. Some of the drugs, which currently or may in the future compete with DaunoXome, are owned by companies with substantially greater resources than the Company's.

     The Company believes that earlier entry into a market is an advantage for a new drug, but it also believes that therapeutic index and cost-effectiveness are important to a product's success. Ultimately, therefore, the Company believes that its products and those of its competitors, whether or not lipid-based, will compete on their merits in the markets where they are approved.

PATENTS, TRADE SECRETS AND LICENSES

     Patents and other proprietary rights are important to the Company's business. NeXstar Pharmaceuticals also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. NeXstar Pharmaceuticals actively seeks patent protection both in the U.S. and internationally. As of March 1, 1998, NeXstar Pharmaceuticals had 93 issued U.S. patents and 119 pending U.S. patent applications to protect its technology. Corresponding applications for certain of the U.S. applications have been or will be filed in other countries. The Company, as of March 1, 1998, had 498 issued foreign patents. The patents and patent applications primarily relate to the Company's liposome products and liposome technology and various aspects of its SELEX and Parallel SELEX processes.

     NeXstar Pharmaceuticals has licensed certain technology from and pays royalties to the Regents of the University of California in connection with the production and sale of AmBisome. The royalty rate varies depending on the amount of revenues from the commercial sale of AmBisome, among other things. Currently, the royalty rate averages less than 1% of net sales. In addition, NeXstar Pharmaceuticals makes annual payments to The Liposome Company, Inc. ("TLC") in connection with the settlement of litigation involving the Company and TLC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." Pursuant to the settlement agreement between the two parties, TLC agreed that it would not sue the Company in connection with the worldwide production and sales of AmBisome. NeXstar Pharmaceuticals has also licensed technology from and pays royalties to The City of Hope National Medical Center in connection with the production and sale of DaunoXome. The royalty rate varies depending on the amount of revenues from the commercial sale of DaunoXome.

     European and Japanese patents have a defined term following grant during which opposition to the grant can be filed. Both NeXstar Pharmaceuticals and certain of its competitors have filed such oppositions against each other with respect to certain patents in Europe and Japan. NeXstar Pharmaceuticals has also opposed the grant of European and Japanese patents of TLC and is involved in an interference proceeding with a U.S. patent application owned by the University of California relating to certain active drug loading techniques that the owners of this patent or application could claim are used in the manufacture of products such as DaunoXome.

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

     The procedure for obtaining regulatory approval for a new human pharmaceutical product involves many steps. Initially, NeXstar Pharmaceuticals conducts animal studies to secure data relevant to potential safety and efficacy. Based on the data from these animal studies, NeXstar Pharmaceuticals files applications to conduct clinical trials of the products in humans. Such applications, known as Investigational New Drug applications in the United States, must be made in each country in which NeXstar Pharmaceuticals proposes to conduct clinical trials. Once such applications have been approved, NeXstar Pharmaceuticals can commence clinical trials.

     Clinical trials are generally conducted in three phases. Phase I trials are designed to test basic human safety. Phase II trials test dosage and involve a detailed evaluation of human efficacy and safety. Phase III trials involve large-scale evaluation of general efficacy and safety and a comparison with existing alternative therapies for the treatment of a specific indication. To the extent possible, NeXstar Pharmaceuticals designs such clinical trials to meet the standards of both foreign and U.S. regulatory authorities, but there can be no assurance that the authorities in any country will be satisfied with the conduct of any particular clinical trial. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in the policies of regulatory authorities for drug approval during the period of product development and regulatory review of each submitted new drug application or product license application. The Company may be required to demonstrate that the proposed product represents an improved form of treatment over existing therapies. There can be no assurance that, even after such time and expenditures, regulatory approvals will be obtained for any drugs developed or discovered by the Company or its collaborative partners utilizing the Company's technologies.

     If the results of its clinical trials indicate it is appropriate, NeXstar Pharmaceuticals may file for regulatory approvals of the product. Such filings are known as New Drug Applications in the United States and as Product License Applications in Europe. Prior to making any filing, the Company determines whether it has sufficient data for such filing and whether the Company is likely to generate sufficient revenues in order to justify the time and expense of such filing.

     When a regulatory authority approves the sale of a drug, regulations also govern the manufacturing process and marketing activities, including the types of information that the Company may provide to health care providers, and may require post-marketing testing and surveillance programs to monitor the effects of the Company's products. Moreover, if regulatory approval of a drug is granted, such approval is likely to entail limitations on the indicated uses for which it may be marketed. Further, even if such regulatory approval is obtained, a marketed drug and its manufacturer are subject to continual review, and discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. During the first quarter of 1997, the Company received and responded to an FDA warning concerning certain promotional materials supplied by the Company in connection with the sale of DaunoXome in the U.S. While the Company does not believe that the actions which it has taken in connection with the warning letter will adversely affect the operations of the Company, no assurance can be given.

     Regulatory approval of prices is generally required in most foreign countries. In particular, certain countries will condition their approval of a product on the agreement of the seller not to sell that product for more than a certain price in that country and in the past have required price reductions after or in connection with product approval. There can be no assurance that regulatory authorities in the future will not establish lower prices or that any regulatory action reducing the price of AmBisome or DaunoXome in any one country will not have the practical effect of requiring the Company correspondingly to reduce its prices in other countries. There can be no assurance that the resulting prices would be sufficient to generate an acceptable return on the Company's investment in its products.

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

     The Company has received an approved shelf life for DaunoXome of 52 weeks in the United States and 40 weeks in Canada and most European countries. While the Company is attempting to obtain longer shelf lives than those currently approved in Canada and Europe, there can be no assurance that the extension of any approved shelf lives will be approved by any regulatory authority. The Company in the past has replaced, and in the future expects, under certain circumstances, to replace, vials of DaunoXome with expired shelf lives and the likelihood that customers would seek to return material amounts of DaunoXome to the Company because of the expiration of its shelf life may be increased if shelf lives longer than those currently approved are not obtained.

     In addition, the Company's manufacturing facilities are subject to inspection and regulation by U.S., foreign and state regulatory agencies. The Company's facilities in San Dimas, California have been inspected by the FDA, the MCA and the State of California. These agencies may reinspect at any time, and other countries' regulatory authorities may inspect the Company's facilities as well. Furthermore, although the Company's current pharmaceutical products do not require export licenses, there can be no assurance that export licenses will not be required in the future. See "-- Manufacturing."

     Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, seizure of products, imposition of operating restrictions and criminal prosecutions. Further, FDA policy or similar policies of regulatory agencies in other countries may change and additional government regulations may be established that could prevent or delay regulatory approval of potential products.

     The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company or otherwise adversely affect the Company. NeXstar Pharmaceuticals is subject to numerous environmental and safety laws and regulations, including those governing the use of hazardous materials. In June 1995, the Company was contacted by the U.S. Environmental Protection Agency (the "EPA") informing the Company that it is a potentially responsible party relating to the disposal of the Company's waste products by a third party at a hazardous waste disposal facility. The Company has complied with all requests by the EPA relating to this matter and believes that its liability with respect to this matter will be minimal; however, there can be no assurance that this matter or any violation of, or the cost of compliance with, environmental and safety laws and regulations will not adversely impact the Company's operations.

EMPLOYEES

     As of March 15, 1998, NeXstar Pharmaceuticals and its subsidiaries employed 558 persons on a full-time basis, of whom 333 were engaged in research, development, clinical research, regulatory affairs, quality control and manufacturing and 225 were engaged in marketing, finance and administration. There can be no assurance that NeXstar Pharmaceuticals will be able to continue to attract and retain qualified personnel in sufficient numbers to meet its needs. NeXstar Pharmaceuticals believes that it maintains good relations with its employees.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information with respect to the executive officers and directors of the Company.

                 NAME                    AGE                  POSITION
                 ----                    ---                  --------
Lawrence M. Gold, Ph.D. ...............  56    Chairman of the Board and Chief
                                               Scientific Officer
Patrick J. Mahaffy.....................  35    President, Chief Executive Officer and
                                                 Director
Michael E. Hart........................  45    Vice President and Chief Financial
                                               Officer
Raymond A. Bendele, D.V.M., Ph.D. .....  52    Vice President, Life Sciences
Edward N. Brody, M.D., Ph.D. ..........  59    Vice President, Drug Discovery
Anthony D. Caracciolo..................  43    Vice President, Manufacturing
Bruce E. Eaton, Ph.D. .................  44    Vice President, Chemistry
Crispin G.S. Eley, D. Phil. ...........  40    Vice President, Pharmaceutical
                                               Operations
David W. Flamberg......................  53    Vice President, Compliance
George B. Herron.......................  50    Vice President, Sales and Marketing
Barbara B. Kazmier.....................  41    Vice President, Human Resources
Nicole Onetto, M.D. ...................  45    Vice President, Medical Affairs
Paul G. Schmidt, Ph.D. ................  53    Vice President, Drug Delivery Research
Larry W. Smith.........................  44    Vice President and General Counsel
John D. Baldeschwieler, Ph.D. .........  64    Director
Judith A. Hemberger, Ph.D. ............  50    Director
David I. Hirsh, Ph.D. .................  58    Director
Roger G. Kennedy.......................  71    Director
Rodman W. Moorhead, III................  54    Director

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

     Dr. Brody became the Company's Vice President, Drug Discovery in February 1998 and has been an advisor to the Company since 1991. From 1988 until January 1998, Dr. Brody worked for the Centre de Genetique Moleculaire in Gif-sur-Yvette, France, including serving as Research Director from 1996 until January 1998. He currently is, and has been since 1996, an adjunct professor at the University of Colorado. Dr. Brody holds an M.D. and a Ph.D. in Biochemistry from the University of Chicago.

     Mr. Caracciolo became the Company's Vice President, Manufacturing in March 1997. From September 1991 to February 1997, Mr. Caracciolo was the Vice President, Operations of Bausch & Lomb Pharmaceuticals Inc., after having been the Vice President and General Manager of Sterling Pharmaceuticals Inc. from 1989 to 1991. Mr. Caracciolo has over 19 years of pharmaceutical experience and has held various positions in manufacturing and operational management. Mr. Caracciolo has a B.S. in Pharmaceutical Science from St. John's University.

     Dr. Eaton has been Vice President, Chemistry of NeXstar Pharmaceuticals since January 1995. During 1994, he was the Company's Director of Medicinal Chemistry. From 1989 to 1994, he was an Assistant Professor and in 1995 an Associate Professor of Chemistry at Washington State University. From 1986 to 1989, Dr. Eaton was a Research Chemist at Amoco Corporation studying the computer aided design and synthesis of macromolecules. From 1981 to 1986, he was a consultant and Research Associate in bioconjugate chemistry with HANA Biologics. Dr. Eaton has a B.S. degree in Biology, a B.S. in Chemistry and an M.S. in Organic Chemistry from the University of Oregon, Eugene. He received a Ph.D. in Organic Chemistry from the University of California, Berkeley.

     Dr. Eley served as the Vice President of Product Development of Vestar from March 1993 until February 1995 when he was appointed the Vice President, Pharmaceutical Operations of NeXstar Pharmaceuticals. From August 1985 until March 1993, Dr. Eley held the following positions with Vestar: Senior Research Scientist (August 1985 until March 1988); Director, Chemistry Research (March 1988 until March 1989); Director, Chemistry (March 1989 until January 1992); and Senior Director, Product Development (January

1992 until March 1993). Dr. Eley has a B.A. in Chemistry and a D.Phil. in Chemistry from Oxford University.

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

     Dr. Onetto has been the Vice President, Medical Affairs of the Company since May 1997 after serving as the Senior Director, Medical Affairs for the Oncology Division -- Europe of Bristol-Myers Squibb. Dr. Onetto joined Bristol-Myers Squibb in 1991 after having worked in clinical research positions for Immunex Corporation from 1990 to 1991 and Hoechst Canada, Inc. from 1989 to 1990. She holds a B.A. from the Academy of Paris, an M.D. from the University of Paris V with a specialization in pediatrics and hematology and an M.Sc. Pharmacology from the University of Montreal. She is a member of the American Society of Clinical Oncology, the American Association of Cancer Research and the European Society of Medical Oncology.

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

     Mr. Smith became the Company's Vice President and General Counsel in February 1998 after serving as an attorney for the Company since January 1995. From 1984 to 1990 and during 1994, Mr. Smith was an associate at O'Melveny & Myers, a Los Angeles-based law firm. During 1993, he served as a legal and financial consultant for Pacific Holding Company and from 1990 to 1991 he was the Vice President and General Counsel of Cummings Point Industries, Inc., a manufacturing company. Mr. Smith has a Bachelor of Journalism degree and an M.B.A. from the University of Texas and a J.D. from Columbia University.

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

     Dr. Hemberger has been a consultant for, and a director of, the Company since 1997. She served as the Senior Vice President, Global Drug Regulatory Affairs, for Hoechst Marion Roussel, Inc. from 1995 until 1997 after serving as Vice President, Global Medical Affairs and Commercial Development; Vice President, Global Regulatory and Medical Affairs; Vice President, Global Regulatory Affairs and Scientific Communications; and Vice President, Regulatory Affairs and Scientific Communications for Marion Merrell Dow Inc. from 1989 to 1995. From 1979 to 1989, Dr. Hemberger served in various capacities at Marion Laboratories, Inc., including as Vice President, Regulatory Affairs and Scientific Communications. She received a B.S. from Mount St. Scholastic College, an M.B.A. from Rockhurst College and a Ph.D. from the University of Missouri.

     Dr. Hirsh has been a director of NeXstar Pharmaceuticals since February 1993. He currently is the Robert Wood Johnson, Jr. Professor and Chairman of the Department of Biochemistry and Molecular Biophysics at Columbia University's College of Physicians and Surgeons. Dr. Hirsh has been a professor at Columbia University since July 1990. Dr. Hirsh received a B.A. in Biology from Reed College and a Ph.D. in Biochemistry from Rockefeller University.

     Mr. Kennedy has been a director of the Company since 1997. He served as the Director of the U.S. National Park Service from 1993 to March 1997 after having served as the Director of the National Museum of American History of the Smithsonian Institution from 1979 to 1993. Prior to his association with the Smithsonian Institution, Mr. Kennedy was Vice President, Finance and Senior Financial Officer of The Ford Foundation. He has been a member of the Finance Committee of the American Association for the Advancement of Science, chairman of several finance committees for major foundations and a financial advisor to many universities, including Harvard, Princeton, Stanford and Yale. In addition, Mr. Kennedy served on the Vestar Board of Directors from 1989 to 1993.

     Mr. Moorhead has served as a director of NeXstar Pharmaceuticals since June 1992 and was a director of Vestar from 1984 to February 1995. He has been employed since 1973 by Warburg, where he currently serves as a Senior Managing Director. He is a director of: Coventry Corporation, a multi-market health maintenance organization; Transkaryotic Therapies, Inc., a gene therapy company; Xomed Surgical Products, a surgical devices and ophthalmology products company; and a number of privately held companies. He also is a trustee of ElderTrust, a healthcare real estate investment trust. Mr. Moorhead received an A.B. and an M.B.A. from Harvard University. He is a trustee of The Taft School and a member of the Overseers' Committee on University Resources, Harvard College.

ITEM 2. PROPERTIES

     The Company's corporate headquarters, including its principal executive offices, are located in Boulder, Colorado. The Company leases three significant facilities and subleases one other facility in Boulder which consist of: a sublease of approximately 32,000 square feet of office space (the "Subleased Office Space"), which space is being used as administrative offices; a lease of approximately 60,000 square feet of space (the "Research Facilities"), which space is being used as administrative offices and as research laboratories; a lease of approximately 9,800 square feet of space (the "Development Lab"), which space the Company is using as a development lab and scale-up facility in connection with drug candidates discovered using the Company's SELEX process and as a facility in which to produce specialty chemicals and other products; and a lease of 5,260 square feet of industrial space (the "Manufacturing Facility"), which space is being prepared for piloting a qualified pre-production process which is used for the manufacture of bulk drug substance pharmaceuticals in connection with oligonucleotide-based compounds derived using the SELEX process. The sublease for the Subleased Office Space expires in July 2003. The lease for the Research Facilities expires in October 2001, but can be renewed at the option of the Company for two successive five-year periods. The lease for the Development Lab expires in November 2001, but can be renewed by the Company for an additional three years. The lease for the Manufacturing Facility expires in January 2002, but may be renewed at the option of the Company for two successive seven-year periods. The Development Lab and Manufacturing Facility will be used primarily by NeXstar Technology Products, the Company's specialty chemicals and process technologies business unit.

     NeXstar Pharmaceuticals also occupies a facility in San Dimas, California (the "650 Facility") under a noncancelable operating lease which expires in May 2003 and has two five-year renewal options. The 650 Facility provides 51,500 square feet of space and houses research and development activities, manufacturing and certain administrative functions. The 650 Facility has been inspected by the State of California for compliance with "current Good Manufacturing Practices" and is licensed by the State of California for pharmaceutical manufacturing. The license is renewable annually. The 650 Facility has been registered for the commercial production of AmBisome and DaunoXome by the MCA and the FDA.

     In April 1992, the Company entered into a long-term lease agreement for a manufacturing facility adjacent to the 650 Facility in San Dimas, California (the "502 Facility"). The 502 Facility, the lease to which expires in November 2003 and has two five-year renewal options, provides in excess of 70,000 square feet of space including approximately 45,000 square feet of manufacturing space, and is the Company's primary injectable pharmaceutical production plant. The MCA has approved the manufacture of AmBisome through final lyophilization at the 502 Facility and the MCA has indicated that it will support the licensing of the manufacture of DaunoXome at the 502 Facility. The FDA has approved the 502 Facility for the manufacture of AmBisome for U.S. distribution and the Company intends to seek FDA approval of a new drug application listing for the manufacture of DaunoXome at the 502 facility.

     In addition, the Company in September 1997 acquired a facility located in Dublin, Ireland, in which the quality control testing, final labeling and packaging are currently being conducted for AmBisome and DaunoXome for the EU and elsewhere. The Company paid 1 million Irish Punts (approximately $1.5 million on September 30, 1997) for the 14,779 square foot facility.

ITEM 3. LEGAL PROCEEDINGS

     Both the Company and certain of its competitors have filed oppositions against each other as to patents granted by the European Patent Office and patents granted by the Japanese Patent Office. The Liposome Company, Inc. ("TLC") and the University of California each have patents or patent applications relating to active drug loading techniques that the owners could claim are used in the manufacture of products such as DaunoXome. The Company has opposed the grant of a European and a Japanese patent owned by TLC and is involved in an interference proceeding with a U.S. patent application owned by the University of California relating to such loading technology.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote by the Company's security holders during the fourth quarter of the Company's fiscal year ending December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market (Symbol:
NXTR). The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the Company's common stock as reported on the Nasdaq National Market.

                                                          HIGH          LOW
                                                          -----        -----
1996:
  First Quarter.........................................  $26 3/4      $15 1/2
  Second Quarter........................................   25 1/2       16 3/4
  Third Quarter.........................................   22 3/4       16 3/8
  Fourth Quarter........................................   21           13 1/16
1997:
  First Quarter.........................................  $17 3/4      $10
  Second Quarter........................................   15 1/4        9 3/8
  Third Quarter.........................................   18 1/2       12 1/2
  Fourth Quarter........................................   18 1/2       10 5/16

     According to the records of the Company's transfer agent, the Company had approximately 517 stockholders of record as of March 17, 1998. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.

DIVIDEND POLICY

     The Company has not declared or paid any cash dividends on its common stock since its inception. The Company does not anticipate paying any cash dividends on its common stock in the next several years. Certain of the Company's bank and building improvement and equipment lease facilities require the Company to maintain financial ratios and levels of cash and/or stockholders' equity which may have the effect of limiting the Company's ability to pay dividends.

SALES OF UNREGISTERED SECURITIES

     All of the Company's sales of unregistered securities during 1997 have previously been reported in the Company's Quarterly Reports on Form 10-Q.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data are derived from the Consolidated Financial Statements of NeXstar Pharmaceuticals, which have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data give retroactive effect to the merger of NeXagen, Inc. and Vestar, Inc. on February 21, 1995, which has been accounted for as a pooling-of-interests. The selected consolidated financial data also include the acquisition of Supragen, Inc., a research-oriented biotechnology company, on September 8, 1995, which has been accounted for using the purchase method of accounting. Certain reclassifications, including adjustments to conform accounting practices, have been made to prior year amounts to agree with the current year presentation. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Report.

                                                          YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                             1997        1996        1995        1994       1993
                                           ---------   ---------   ---------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues:
  Product revenues.......................  $  89,152   $  80,153   $  57,770   $ 43,967   $ 30,518
  License fees...........................         10       7,000          --         --         --
  Royalties..............................        671          --          --         --         --
  Collaborative agreements and
     contracts...........................      2,388       1,548       2,920      4,054      2,098
  Interest income........................      2,446       1,821       1,736      2,409      2,424
                                           ---------   ---------   ---------   --------   --------
Total revenues...........................     94,667      90,522      62,426     50,430     35,040
Expenses:
  Cost of goods sold.....................     19,787      18,320      13,246      8,091      5,024
  Research and development...............     53,015      47,760      37,356     31,595     24,574
  Selling, general and administrative....     45,033      42,933      35,300     22,108     16,279
  Litigation settlement and related
     expenses............................     16,031       2,006          --         --         --
  Purchased research and development.....         --          --      11,824         --         --
  Retirement agreement expense...........         --          --          --      4,097         --
  Interest expense.......................      4,389       1,558       1,148        587        308
                                           ---------   ---------   ---------   --------   --------
Total expenses...........................    138,255     112,577      98,874     66,478     46,185
                                           ---------   ---------   ---------   --------   --------
Loss before provision for income taxes...    (43,588)    (22,055)    (36,448)   (16,048)   (11,145)
Provision for income taxes...............        322         926         183        159        167
                                           ---------   ---------   ---------   --------   --------
Net loss.................................  $ (43,910)  $ (22,981)  $ (36,631)  $(16,207)  $(11,312)
                                           =========   =========   =========   ========   ========
Net loss per share.......................  $   (1.65)  $   (0.88)  $   (1.57)  $  (0.71)  $  (0.53)
                                           =========   =========   =========   ========   ========
Shares used in computing net loss
  per share..............................     26,692      26,029      23,374     22,825     21,336
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents and marketable
  securities.............................  $  64,289   $  41,965   $  26,734   $ 40,284   $ 54,495
Working capital..........................     89,943      48,199      35,029     44,099     62,094
Total assets.............................    170,543     144,500     112,449    126,927    103,912
Accrued litigation settlement expenses
  due after one year.....................      8,767          --          --         --         --
Long-term obligations....................      8,327      15,206       9,848     10,500      2,107
Convertible subordinated debentures......     80,000          --          --         --         --
Accumulated deficit......................   (169,886)   (125,976)   (102,995)   (66,364)   (50,157)
Total stockholders' equity...............     46,002      87,622      81,164     97,374     91,135

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (See "Special Note Regarding Forward-Looking Statements" on page 2). These forward-looking statements represent the expectations of the Company's management as of the filing date of this Form 10-K. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties, including those described under "Risk Factors" in Part II of this Report and elsewhere in this Form 10-K. The Company's stockholders and potential investors should consider carefully these risks and uncertainties in evaluating NeXstar Pharmaceuticals' financial condition and results of operations.

     NeXstar Pharmaceuticals is an integrated biopharmaceutical company engaged in the discovery, development, manufacture and marketing of proprietary pharmaceutical products to treat life-threatening and other serious oncological, hematological and infectious diseases.

     The Company markets AmBisome, a liposomal formulation of amphotericin B, for the treatment of life-threatening fungal infections, and DaunoXome, a liposomal formulation of the anticancer agent daunorubicin, which is used as a first line therapy for the treatment of HIV-associated Kaposi's sarcoma ("KS"). The Company currently relies on sales of AmBisome in Europe for a substantial majority of its product revenues and expects sales of AmBisome in Europe to account for a majority of its revenues in 1998. On August 11, 1997, the U.S. Food and Drug Administration approved AmBisome for use in the United States as a primary therapy for patients with a low white blood cell count (febrile neutropenia) who have a presumed fungal infection, also known as fever of unknown origin or FUO, or with visceral leishmaniasis and as a secondary treatment for fungal infections that do not respond to amphotericin B treatment. AmBisome has been approved for sale by the regulatory authorities in 32 countries for the treatment of life-threatening fungal infections, including 15 countries in which it has been approved as a primary therapy for some form of fungal infection. DaunoXome has been approved for sale as a primary therapy for KS in 21 countries, including the United States, Canada and all significant Western European markets. The Company is also conducting clinical trials with a third product, the antibiotic MiKasome, a liposomal formulation of amikacin (a potent aminoglycoside antibiotic). During the fourth quarter of 1997, the Company began a Phase II clinical study of MiKasome to assess its use in patients with complicated urinary tract infections and is currently initiating a Phase II clinical trial of MiKasome in adult patients with stable cystic fibrosis. The Company plans to conduct additional Phase II clinical trials with MiKasome in 1998.

     Several of the Company's SELEX process-derived compounds (including aptamer antagonists to vascular endothelial growth factor ("VEGF") and aptamers which inhibit the activity of certain selectins) are in preclinical or early preclinical development. The Company plans to file an Investigational New Drug ("IND") application in the U.S. during 1998 for its aptamer antagonist to VEGF for the treatment of the most severe form of age-related macular degeneration. The timing of the IND application for the VEGF antagonist and additional Phase II clinical trials for MiKasome may be affected by many factors including, among others, unanticipated delays; unexpected preclinical or clinical trial results, as applicable; and difficulties in enrolling patients. There can be no assurance that the Company will be able to meet the time schedule which it has established for any of its products.

     NeXstar Pharmaceuticals was formed in 1991 as NeXagen, Inc. On February 21, 1995, NeXagen, Inc. merged (the "Merger") with Vestar, Inc. ("Vestar"), a company formed in 1981. In connection with the Merger, NeXagen, Inc. changed its name to NeXstar Pharmaceuticals, Inc. The Merger was accounted for as a pooling-of-interests. Except where otherwise indicated, this Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the Merger and the pooling-of-interests accounting treatment, and thus includes the results of Vestar for all periods discussed.

INTERNATIONAL OPERATIONS, CURRENCY FLUCTUATIONS

     In connection with a majority of its European sales, the Company prices its products in the currencies of the countries into which they are sold (the "Payment Currencies"), and revenues in the past have been and in the future could be adversely affected by currency fluctuations. A significant majority of the Company's manufacturing costs are in U.S. Dollars. Therefore, any decline in the value of the Payment Currencies relative to the U.S. Dollar is likely to negatively impact gross margins for the Company's products since the Company's manufacturing costs would stay approximately the same while its revenue in terms of U.S. Dollars would decline. Sales in Germany, the U.K., Italy and Spain together accounted for 55% of the Company's product sales for the year ended December 31, 1997. The Company prices its products in each of these four countries in the local currency. Between January 1, 1997 and December 31, 1997, the exchange rate of the U.S. Dollar increased 17%, 4%, 16% and 17%, respectively, against the German Mark, the British Pound, the Italian Lira and the Spanish Peseta. Absent an increase in the price of the Company's products throughout Europe or a general decline in the value of the U.S. Dollar versus most leading European currencies, the continued strength of the U.S. Dollar may significantly impact the Company's revenues as denominated in U.S. Dollars.

     NeXstar Pharmaceuticals hedges certain of its foreign currency exposures with respect to its outstanding trade accounts receivable and accounts payable through the use of forward contracts. NeXstar Pharmaceuticals does not currently enter into speculative foreign currency transactions and does not write speculative options. In the future, the Company may begin currency hedging in connection with anticipated revenues and expenses and may use options in addition to forward contracts. Such hedging will be done solely for the purpose of protecting the Company from foreign currency fluctuations. The Company recognizes a gain or loss for each forward contract equal to the difference between the contract rate and the market rate on each balance sheet date which is recorded as a selling, general and administrative expense. At present, no deferred accounting is used in connection with the Company's hedging activities. Notwithstanding its hedging activities (which have not always included fully hedging against potential gains or losses), the Company has in the past recognized foreign exchange gains and losses. There can be no assurance that significant gains or losses will not be incurred in the future.

     Although a substantial majority of the Company's product sales have been, and during 1998 are expected to be, in Europe and the United States, the Company sells its products throughout the world, including in East Asia where many countries' economies and capital markets have been severely and negatively affected in the past several months. The values of many East Asian countries' currencies have declined substantially compared with the U.S. Dollar. To date, the Company has not been materially affected by economic events in East Asia since (i) its sales in East Asia are primarily in U.S. Dollars, (ii) historically sales to these countries have represented only a small fraction of NeXstar Pharmaceuticals' revenues (product sales to East Asian countries in 1997 represented less than 1% of the Company's total revenues) and (iii) the Company has no offices or direct operations in this area. The Company, however, considers East Asia to be an area of potential growth and during the first quarter of 1998 it entered into agreements with third-party distributors for the sale of AmBisome in China, including Hong Kong, and Taiwan, in addition to the arrangements which it already has in place for the sale of AmBisome in Japan, South Korea, Malaysia, Singapore and Thailand. Therefore, any long-term decline in the economies or currencies of East Asian countries could have an impact on the future revenues of the Company. To the extent that the Company sells its products in local currencies in this part of the world, it expects to employ currency hedging strategies similar to those which it uses for European currencies.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     PRODUCT REVENUES. Product revenues increased 11% to $89.2 million, 39% to $80.2 million and 31% to $57.8 million in 1997, 1996 and 1995, respectively, primarily due to increased unit sales of AmBisome in European markets. Gains from increased unit sales of AmBisome during 1997 were offset by a reduction in the average selling price (as calculated in U.S. Dollars) compared to corresponding periods in 1996 and 1995, approximately 42% of which reduction was due to the appreciation in the value of the U.S. Dollar compared to the European currencies received in payment for the product. A significant majority of the Company's 1997 product sales were in European currencies. Absent an increase in the price of the Company's products throughout Europe or a general decline in the value of the U.S. Dollar versus most leading European currencies, the continued strength of the U.S. Dollar may significantly impact the Company's revenues as denominated in U.S. Dollars. As a result of the U.S. approval of AmBisome in the third quarter of 1997, the Company anticipates that a greater percentage of its sales during 1998 will occur outside of Europe. Sales of DaunoXome, which was initially approved in the U.S. during the second quarter of 1996, totaled $5.2 million and $3.9 million during 1997 and 1996, respectively.

     LICENSE FEES. During 1996, the Company recorded as revenue an initial $7.0 million licensing fee (less withholding taxes of $700,000) in connection with a licensing agreement with Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") pursuant to which Sumitomo is developing and intends to market AmBisome in Japan.

     ROYALTIES. During 1997, the Company received royalties of $671,000 in connection with the sale of AmBisome in the U.S. following its third-quarter approval by the FDA. This amount will increase if the amount of sales of AmBisome in the U.S. increases.

     COLLABORATIVE AGREEMENTS AND CONTRACTS. Collaborative agreement and contract revenues were $2.4 million, $1.5 million and $2.9 million for 1997, 1996 and 1995, respectively. The increase for 1997 was due to an agreement by Schering A.G., in February 1997, to increase its annual funding to the Company to $2.4 million from $1.0 million in connection with a collaborative research agreement first entered into in 1993. The decline in 1996 related to the expiration or termination of collaborations between the Company and certain corporate partners. Collaborative agreement and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and performance of contract benchmarks.

     INTEREST INCOME. Interest income was $2.4 million, $1.8 million and $1.7 million in 1997, 1996 and 1995, respectively. Interest income during 1997 increased primarily as a result of investing the proceeds from the Company's sale in the third quarter of $80 million of 6 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures"). Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

     COST OF GOODS SOLD. Cost of goods sold was $19.8 million, or 22% of product revenues, $18.3 million, or 23% of product revenues, and $13.2 million, or 23% of product revenues, in 1997, 1996 and 1995, respectively. The increase in cost of goods sold for 1997 was primarily due to increased sales of the Company's products. The decrease in cost of goods sold as a percentage of product revenues for 1997 was primarily due to a reduction in the average manufacturing cost of products sold by the Company. The decrease was partially offset by a reduction in the average revenue per vial of product sold primarily due to (i) a substantial appreciation of the U.S. Dollar compared to leading European currencies and (ii) increased sales of AmBisome to Fujisawa USA, Inc. ("Fujisawa") at cost in connection with the October 1, 1997 sales launch of AmBisome in the U.S. Pursuant to an agreement between the two firms, the Company and Fujisawa co-promote AmBisome in the United States and the Company sells AmBisome to Fujisawa at cost for sale in the U.S. In addition, the Company receives 20% of the gross profits from all U.S. sales which the Company records as royalty income. As the Company's unit sales of AmBisome to Fujisawa increase as a percentage of total AmBisome sales, the cost of goods sold as a percentage of revenues is expected to increase. In 1995, the Company recorded a charge of $932,000 for certain AmBisome lots produced in prior years which subsequently failed to pass the Company's quality control specifications. Cost of goods sold consists primarily of raw materials, allocation of overhead, labor and equipment costs and charges associated with services provided by outside vendors.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 11% to $53.0 million, 28% to $47.8 million and 18% to $37.4 million for 1997, 1996 and 1995, respectively. The increase in research and development expenses is substantially attributable to increased product development and research activities and related increases in personnel. In particular, the increase for 1997 is also attributable to (i) a charge of $1.1 million for validation expenses related to product scale-up; (ii) an expense of $1.3 million related to the write off of capitalized purchased technology, which the Company had been amortizing over a four-year period, but which the Company has decided not to pursue; (iii) $622,000 in reorganization expenses related to research and development consolidation activities, including certain staff reductions; (iv) expanded clinical trial activity for the Company's products; (v) additional preclinical spending on aptamer drug candidates developed using the SELEX process, the Company's proprietary combinatorial chemistry technology; and (vi) costs associated with developing alternative presentations of AmBisome. In 1996, the Company had a charge to research and development of $1.2 million in connection with a write down of an investment that the Company holds in a biotechnology company, an expense of $1.0 million in connection with the Company's decentralization of its medical/regulatory operations in Europe and an expense of $1.2 million in connection with the acquisition of additional laboratory facilities. In 1997, $2.4 million of research expenses was sponsored by third parties, as compared to $1.2 million and $2.1 million in 1996 and 1995, respectively. Research and development expenses consist primarily of salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel and consultants; supplies; occupancy costs; and depreciation of laboratory equipment and facilities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 5% to $45.0 million, 22% to $42.9 million and 60% to $35.3 million, or 50%, 53% and 61% of product revenues, in 1997, 1996 and 1995, respectively. The increase for 1997 is primarily related to (i) increased expenses in connection with the continued expansion of the Company's marketing operations and (ii) a charge of $309,000 related to a warrant issued in connection with a $15.0 million revolving line of credit entered into by the Company. The increase for 1996 primarily related to (a) the expansion of the Company's marketing efforts, in particular, in connection with the launch of DaunoXome and the continued expansion of the Company's international operations;
(b) an expense of $741,000 in connection with the termination of distribution agreements in Australia and France; and (c) an increase of $520,000 in the Company's allowance for doubtful accounts due to an increase in accounts receivable resulting primarily from increased sales of the Company's products. The increase for 1995 was primarily due to (w) merger-related costs of $2.7 million; (x) costs due to expansion of the Company's sales and marketing distribution network of $4.2 million, including establishment of a sales force in the U.S. in anticipation of final marketing approval for DaunoXome; (y) a $2.4 million note receivable allowance relating to a loan previously made to Phytogen Life Sciences Inc., a Canadian company in which the Company owns a minority interest; and (z) $584,000 related to the cost of a registration statement filed in September 1995 for the sale of the Company's common stock, which was withdrawn in October 1995. The 1995 increase was also due to other expenses incurred in connection with increased sales of AmBisome, including expenses related to the Company's European operations and other corporate matters. In addition, the Company recognized foreign exchange gains (losses) of approximately ($287,000), ($362,000) and $371,000 in 1997, 1996 and 1995,
respectively.

     LITIGATION SETTLEMENT AND RELATED EXPENSES. For the year ended December 31, 1997, the Company reported litigation settlement and related expenses of $16.0 million compared to $2.0 million and $0 for 1996 and 1995, respectively. The increase for 1997 was primarily related to the August 11, 1997 settlement between the Company and The Liposome Company, Inc. ("TLC") in which the two companies agreed to dismiss all legal proceedings in connection with two U.S. patents and their international counterparts held by TLC (the "Patent Litigation"). Under the terms of the settlement agreement, the Company made an initial payment to TLC of $1.75 million and is required to make future payments based on AmBisome sales. Because the payments are subject to certain minimum and maximum payments, the Company recorded accounting charges in 1997 of $11.8 million, of which $10.0 million represented the net present value of all future minimum payments it is required to make and $1.75 million represented the cash payment in the third quarter of 1997. The Company does not expect the difference between its future minimum and maximum payments to TLC to be material. During 1997, the Company had $4.2 million in additional expenses related to the Patent Litigation.

     INTEREST EXPENSE. Interest expense was $4.4 million, $1.6 million and $1.1 million in 1997, 1996 and 1995, respectively. The increase for 1997 was primarily due to interest payable by the Company on the Debentures and the Company's bank borrowings. The increase for 1996 was primarily due to interest payable under the term loan agreement for $10.0 million entered into by the Company in June 1996 and additional borrowings in connection with several equipment lease arrangements. As a result of the interest payable on the Debentures, the Company's interest expense in the next two years is expected to be substantially greater than in periods prior to the issuance of the Debentures.

     NET LOSS. The Company reported a net loss for 1997 of $43.9 million, or $1.65 per share, compared to a net loss of $23.0 million, or $0.88 per share, and a net loss of $36.6 million, or $1.57 per share, for 1996 and 1995, respectively. The net loss for 1995 included a one-time, non-cash charge of $11.8 million for purchased research and development in connection with the Supragen, Inc. acquisition.

  PATENT MATTERS

     The Company believes that there will continue to be significant litigation in the pharmaceutical industry regarding patents and other intellectual property rights, but cannot predict the likelihood of it being involved in any disputes. Any new litigation could consume a substantial portion of the Company's resources regardless of the outcome of such litigation.

     On August 11, 1997, the Company and TLC reached a settlement in which the two companies agreed to dismiss all legal proceedings involving TLC's reexamined U.S. Patent No. 4,880,635 (the "TLC '635 Patent") and U.S. Patent No. 5,578,320 (the "TLC '320 Patent") and their international counterparts. The legal proceedings related to whether AmBisome, the Company's liposomal formulation of amphotericin B, infringed TLC's patents because of the manner in which it is freeze dried (lyophilized). In the settlement agreement between the parties (the "Settlement Agreement"), TLC agreed that it would not sue the Company in connection with the worldwide production and sales of AmBisome and a worldwide right to use the TLC '635 Patent and the TLC '320 Patent (collectively, the "TLC Patents").

     The Company originally initiated legal proceedings on May 17, 1993, when it filed a complaint in the United States District Court for the District of Delaware against TLC asking the court to declare the TLC '635 Patent invalid, unenforceable and not infringed following allegations by TLC that AmBisome infringes the TLC '635 Patent because of the manner in which it is freeze dried. The United States District Court for the District of Delaware stayed the lawsuit pending the outcome of a reexamination of the TLC '635 Patent instituted by TLC in the U.S. Patent and Trademark Office ("USPTO"). On July 2, 1996, certain amended claims were allowed by the USPTO. The stay was lifted on July 11, 1996 and an amended complaint was filed by the Company on July 29, 1996. On August 16, 1996, TLC answered the amended complaint and filed a counterclaim against the Company for damages and an injunction based on infringement of the reexamined patent. On January 17, 1997, TLC filed an amended complaint asserting that the Company's method of lyophilizing AmBisome also infringed the TLC '320 Patent, which was granted by the USPTO to TLC on November 26, 1996. The TLC '635 Patent and the TLC '320 Patent cover essentially the same subject matter. On February 26, 1997, the Company filed an amended and supplemental complaint asserting antitrust and business tort actions against TLC. The amended complaint stated that TLC had fraudulently obtained the TLC Patents by withholding information from, and intentionally misleading, the USPTO and had attempted to use the TLC Patents in order to injure NeXstar Pharmaceuticals and competition generally, including attempting to affect the Company's proposed stock offering in June 1996. In connection with the Settlement Agreement, the parties dismissed all claims.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents and marketable securities position at December 31, 1997 was $64.3 million compared to $42.0 million on December 31, 1996. The $22.3 million increase in cash, cash equivalents and marketable securities position was primarily the result of the following:

Net loss................................................  $(43,910,000)
Depreciation and amortization...........................    12,734,000
Accrued patent litigation settlement and related
  expenses..............................................     9,030,000
Other non-cash items....................................        58,000
Working capital.........................................    (9,121,000)
                                                          ------------
  Net cash used in operating activities.................                  $(31,209,000)
Investment in property, plant and equipment.............                   (10,484,000)
Proceeds from sale of investment in life science
  enterprise............................................                     2,683,000
Payments on short-term borrowings, net..................                    (7,902,000)
Proceeds from sale-leaseback transactions...............                     2,217,000
Payments on capital lease obligations...................                    (4,660,000)
Proceeds from issuance of long-term debt................                    18,108,000
Repayments on long-term debt............................                   (24,634,000)
Proceeds from issuance of convertible subordinated
  debentures, net.......................................                    77,200,000
Proceeds from sale of common stock, net.................                     1,841,000
Other...................................................                      (836,000)
                                                                          ------------
  Total increase in cash and cash equivalents and
     marketable securities..............................                  $ 22,324,000
                                                                          ============

     The Company invests its cash and cash equivalents and marketable securities in interest-bearing investment grade securities.

     The Company's accounts receivable balance at December 31, 1997 was $34.6 million as compared to $30.0 million on December 31, 1996. The growth in receivables was primarily due to increased sales of AmBisome and proportionately increased sales of the Company's products in countries in which payments tend to be slower than the average payment periods historically experienced by the Company. Payment practices vary significantly between countries and increased sales in countries in which payments tend to be slower, often as a result of the pace at which governmental entities reimburse the Company's customers, have in the past increased, and in the future may increase, the average length that accounts receivable are outstanding and may increase the financial risk of certain of the Company's customers. In particular, the Company's Greek distributor has historically been slow in making payments to the Company because of the slowness of government-funded institutions in making payments to it. During the fourth quarter of 1997, the Greek government issued bonds as payment for many of the accounts which it owed to pharmaceutical companies. In connection with the bond issuance, the Company's Greek distributor repaid $6.8 million of accounts receivable to the Company in the fourth quarter of 1997 and the first quarter through March 15, 1998. However, the amount of accounts receivable owed to the Company by the Greek distributor and certain governmental entities remains significant. The Company continually seeks improvements in its collection process to maximize its cash flow from product sales in a timely manner.

     As of December 31, 1997, the Company's inventory balance was $14.6 million compared to $15.6 million as of December 31, 1996.

     For the year ended December 31, 1997, the Company had proceeds from sale-leaseback transactions of $2.2 million related to the purchase of capital equipment and $3.1 million in proceeds from facilities improvement and capital equipment financing transactions. As of December 31, 1997, $5.4 million was available under agreements relating to the financing of manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture and fixtures and facility improvements.

     In June 1997, the Company sold all of its holdings in a life science enterprise for $2.7 million following that entity's initial public offering. As a result of the sale, the Company recorded a loss of $26,000. In addition, for the year ended December 31, 1997, the Company had a non-cash expense of $1.3 million related to the write off of capitalized purchased technology which the Company had been amortizing over a four-year period, but which the Company has decided not to pursue.

     During the third quarter of 1997, the Company completed the sale of $80 million of 6 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures") in a private offering to SBC Warburg Inc. and Oppenheimer & Co., Inc. (the "Initial Purchasers"). The Company used the net proceeds of $77.2 million (after deducting a 3% commission of $2.4 million received by the Initial Purchasers and transaction expenses of approximately $400,000) from the sale of the Debentures, in part, to repay outstanding bank borrowings of the Company in the principal amount of $28.6 million, including repaying (a) the outstanding principal amount of $7.5 million under a term loan (the "Term Loan"); (b) the outstanding principal balance of $10.0 million under a revolving line of credit (the "Credit Line") pursuant to which the Company was permitted to borrow up to $15.0 million; and (c) the outstanding principal amount of $11.1 million under a credit agreement (the "Accounts Receivable Loan") pursuant to which the Company and certain of its subsidiaries were permitted to borrow up to $15.0 million, with the borrowings being collateralized by certain of the non-U.S. accounts receivable of the Company and the subsidiaries. Following the repayment of the bank borrowings, the Term Loan and the Credit Line were terminated.

     In September 1997, the Company terminated the Accounts Receivable Loan and simultaneously entered into a $10.0 million unsecured line of credit (the "Credit Agreement") with the same financial institution. As of December 31, 1997, the Company had borrowings of $1.75 million under the Credit Agreement with an average interest rate of 8.25%. The Credit Agreement, which includes a foreign exchange facility, terminates on September 1, 1998. Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and there are limitations on the Company's ability to incur additional debt or to engage in certain significant transactions.

     In March 1997, the Company substantially restructured its bank financing by
(a) terminating an unsecured line of credit pursuant to which it had a right to borrow up to $10.0 million, (b) entering into the Accounts Receivable Loan and
(c) entering into the Credit Line.

     In May 1996, the Company's Spanish subsidiary entered into an agreement to borrow up to 500 million Spanish Pesetas (approximately $3.3 million on December 31, 1997) with such borrowing being secured by the subsidiary's accounts receivable. In February 1997, the agreement was amended to increase the amount that the subsidiary may borrow to 750 million Spanish Pesetas (approximately $4.9 million on December 31, 1997). In connection with the agreement, the Company maintains $2.0 million in an unrestricted account. As of December 31, 1997, the subsidiary had borrowings of 500 million Spanish Pesetas (approximately $3.3 million on December 31, 1997) under the agreement. The Company's Spanish subsidiary has notified the lender that it will repay and terminate the loan, which is due in May 1998, in April 1998.

     On August 11, 1997, the Company and The Liposome Company, Inc. ("TLC") reached a settlement in connection with their patent litigation. In 1997, the Company recorded an accounting charge in connection with the settlement of $11.8 million of which $1.75 million represents a payment in the third quarter of 1997 and the remainder represents the net present value of all future minimum payments required to be made by the Company to TLC. See "-- Results of Operations -- Years Ended December 31, 1997, 1996 and 1995."

     On September 29, 1997, the Company completed the acquisition of a toll manufacturing facility in Dublin, Ireland in which a contract manufacturer had previously performed labeling and quality control release for the Company's products in the European Union (the "EU") and elsewhere. The total acquisition price was one million Irish Punts (approximately $1.5 million on September 30, 1997). Upon the completion of the acquisition, the Company began performing its own quality control release at this facility for distribution in the EU and elsewhere. The Company anticipates significant expenditures during the first half of 1998 in connection with developing and equipping additional facilities.

     The Company believes that it is advisable to augment its cash in order to fund all of its activities, including potential product acquisitions. Therefore, the Company will consider raising cash whenever market conditions are favorable. Such capital may be raised through additional public or private financing, as well as collaborative relationships, borrowings and other available sources. In addition, in the course of its business, the Company evaluates products and technologies held by third parties which, if acquired, could result in the development of product candidates by the Company or which complement technologies currently being developed by the Company. The Company expects from time to time to be involved in discussions with other entities concerning the Company's potential acquisition of rights to additional pharmaceutical products. In the event that the Company acquires such products or third-party technologies, the Company may find it necessary or advisable to obtain additional funding.

     The Company's future capital requirements will be substantial and will depend on, and could increase as a result of, many factors, including progress of the Company's research, drug discovery and development programs; whether the Company acquires interests in products currently held by third parties; the results and costs of preclinical and clinical testing of the Company's products, if developed; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; the Company's success in entering into collaborative agreements; changes in collaborative research relationships; the costs associated with potential commercialization of its products, if any, including the development of additional manufacturing, marketing and sales capabilities; the cost and availability of third-party financing for capital expenditures; and administrative and legal expenses. In particular, the Company expects to have significant cash requirements in the near future as a result of, but not limited to, increased clinical studies which are required in order to expand the indications and markets for the Company's products. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of the Company, dilution to then existing stockholders may result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs or commercialization efforts or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

YEAR 2000 ISSUE

     The Company has completed a review of its internal computer systems and is conducting a review of the external computer systems on which it relies to determine what actions will be necessary or appropriate in connection with the "Year 2000 Issue." The Year 2000 Issue is the result of computer programs which were written using two digits rather than four to signify a year (i.e., the year 1997 is denoted "97" and not "1997"). Computer programs written using only two digits may recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar activities.

     As a result of its review, the Company has determined:

     (i) Its internal computer systems are not materially affected by the Year 2000 Issue. This is a result of (a) the newness of the Company's computer systems (most of its software is written using four digits for years), (b) the Company's reliance primarily on personal computers and not on mainframes for most of its computing needs and (c) the nature of the Company's business (i.e., the Company is neither a consumer nor financial-based business).

     (ii) Third parties whose computer systems may affect the Company's operations, to the Company's knowledge, are attempting to address their own Year 2000 Issues.

     The Company has requested, and will continue to seek, information from third-party entities on which it relies, certifying that their computer systems will not negatively affect the Company's operations. The Company currently relies on third-party vendors in connection with much of its payroll and benefits systems. In addition, the Company could be affected by the failure of various governmental entities to appropriately address the Year 2000 Issue. It is the Company's belief that the costs to the Company as a result of the Year 2000 Issue will be nominal, but no assurance can be given that there will not be some unforeseen issue, in particular, in connection with third-parties computer systems, that may materially affect the Company's operations.

RECENT EVENTS

     During 1996, the Company licensed the right to develop and market AmBisome in Japan to Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo"). Under the terms of the license, Sumitomo is required to make payments to the Company if certain clinical and commercial milestones are met and to pay the Company royalties on all Japanese sales of AmBisome. In March 1998, Sumitomo notified the Company that all of the conditions necessary for the payment of a $3.0 million (less taxes to be withheld of $300,000) milestone have been fulfilled. Under the terms of the license, Sumitomo is also required to make a milestone payment to the Company if AmBisome is approved for sale in Japan.

                                  RISK FACTORS

     The following risk factors should be read in conjunction with information appearing elsewhere in or incorporated by reference in this Report. Special
Note: Certain statements set forth below constitute "forward-looking statements" that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the "forward-looking statements." See "Special Note Regarding Forward-Looking Statements" on page 2 for additional factors relating to such statements.

DEPENDENCE ON PRINCIPAL PRODUCT

     The Company has relied on sales of AmBisome for most of its product revenues with a substantial majority of those sales occurring in European countries. A reduction in demand for, or revenues from, AmBisome or the failure to obtain additional regulatory approvals could have a material adverse effect on the Company's results of operations. Regulatory approvals will be needed to expand the indications for which AmBisome may be marketed in the countries where it is already approved. There can be no assurance as to whether or when such approvals will be obtained. See "Business -- Clinical Trials, Preclinical Trials and Regulatory Status -- AmBisome" in Part I of this Report.

     The Company has only one other product, DaunoXome, that has received regulatory approvals. Sales to date for DaunoXome have been limited and there can be no assurance as to the volume of sales that will be achieved. The Company will seek to expand the market for DaunoXome by obtaining approvals for indications in addition to Kaposi's sarcoma. However, there can be no assurance that the drug will be effective for the treatment of other diseases or that such additional approvals will be obtained. See "Business -- Clinical Trials, Preclinical Trials and Regulatory Status -- DaunoXome" in Part I of this Report.

     The Company has one other product that has reached the clinical development stage, MiKasome, for which Phase II clinical trials have been initiated in the United States. While the results of animal and Phase I clinical trials have been encouraging, those results may not be indicative of efficacy, and further clinical trials with MiKasome may not achieve the desired result, may reveal unduly harmful side effects or may show the drug to be less efficacious than other drug entities or delivery systems for the desired indication. No assurance can be given that MiKasome will be more effective than existing drugs or other technologies that may be developed in the future or that MiKasome will reach commercialization or be accepted by the medical community. See
"Business -- Clinical Trials, Preclinical Trials and Regulatory
Status -- MiKasome" in Part I of this Report.

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

TECHNOLOGICAL UNCERTAINTY

     A significant portion of the Company's research is focused upon the discovery and development of novel pharmaceuticals based upon oligonucleotides. There can be no assurance that any of the Company's approaches to drug discovery will result in commercially successful drugs. Although the Company has demonstrated an ability to efficiently identify oligonucleotides that bind with high affinity to and inhibit selected molecular targets, the Company has not successfully demonstrated the efficacy of such oligonucleotides as human therapeutic agents, nor have any human clinical trials been initiated with products based upon such oligonucleotides. There remain numerous challenges which the Company must address to successfully develop commercial products from the drug candidates which it identifies through its SELEX or Parallel SELEX processes. These challenges include developing and implementing appropriate clinical protocols and developing manufacturing methods which are efficient, cost-effective and capable of meeting stringent regulatory standards. In addition, although many targets with potential therapeutic significance have already been identified, there can be no assurance that the targets selected by the Company will ultimately prove to have the requisite medical significance such that a compound binding tightly to such target will prove to be a useful pharmaceutical product. There can be no assurance that the Company will successfully address any of these or other challenges that may arise in the course of its research and development.

     In addition to developing products based on its liposome, SELEX process and Parallel SELEX process technologies, the Company has a longer-term strategy of providing pharmaceuticals to treat patients with cancer, infectious diseases and hematological disorders. However, there can be no assurance that the Company will be successful in developing marketable products using its technologies or will have the scientific or financial resources necessary to develop all of the potential drug candidates or technologies which its scientists may discover or the Company may acquire. See "Business" in Part I of this Report.

RISK OF CURRENCY FLUCTUATIONS

     A substantial majority of the Company's product sales have occurred in Europe with 55% of the Company's product sales for the year ending December 31, 1997 occurring in the United Kingdom, Germany, Italy and Spain. In most significant European markets, the Company prices AmBisome and DaunoXome in the currency of the country in which such products are sold. Accordingly, the prices of such products in U.S. Dollars will vary as the value of the U.S. Dollar fluctuates against such local currencies. Increases in the value of the U.S. Dollar against such currencies, as occurred during 1997, may reduce the U.S. Dollar return to the Company on the sale of its products. Furthermore, there can be no assurance that significant additional fluctuations in foreign currency values will not occur that will create substantial differences in the relative prices of the Company's products in different countries. In addition, although the Company implements hedging techniques with respect to its foreign currency accounts receivable and accounts payable, these techniques do not eliminate the effects of foreign currency fluctuations with respect to anticipated revenues, and therefore the Company's future results will continue to be affected by foreign currency fluctuations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

HISTORY OF LOSSES; FUTURE CAPITAL NEEDS

     The Company has incurred substantial losses during its history. At December 31, 1997, the Company's accumulated deficit was $169.9 million. There can be no assurance that the Company will ever achieve or maintain profitability. In addition, the Company's earnings have historically not been sufficient to cover its fixed charges from operations. Earnings (not taking into account the effect of taxes) were deficient by $43.6 million, $22.1 million, $36.4 million and $16.0 million for each of the years ended December 31, 1997, 1996, 1995 and 1994, respectively. Additionally, the Company's future capital needs will be substantial and there can be no assurance that the Company will be able to obtain the capital necessary to fund all of its necessary or advisable operations. In the event of a change in control of the Company or the Company's common stock no longer being listed or approved for trading on a national exchange or an over-the-counter market (collectively, a "Repurchase Event"), the holders of the Company's $80 million of 6 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures") can require the Company to repurchase the Debentures. If a Repurchase Event occurs, the Company may have insufficient cash with which to repurchase the Debentures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RELIANCE ON PROPRIETARY RIGHTS

     The Company's success depends in part on its ability to continue to obtain patent protection in the United States and other countries for its technologies and the products, if any, resulting from the application of such technologies. The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions. The Company intends to continue to file applications as appropriate for patents covering its technologies and any products resulting from the application of such technologies. No assurance can be given that patents will issue from any of the Company's applications or that patents will issue in connection with technology licensed by the Company or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's proprietary rights, that such patents will not be challenged, invalidated or circumvented or that the rights granted pursuant to such patents will provide competitive advantages to the Company.

     The commercial success of the Company will also depend in part on the Company not infringing patents or proprietary rights of third parties nor breaching any technology licenses that relate to the Company's technologies and products. A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's business. In addition, such entities may file applications for or be issued future patents with respect to technology potentially necessary or useful to the Company. The Company is aware of third parties that have filed patent applications with claims allegedly covering technologies similar to the basic aspects of the Company's liposomal technology and SELEX process. Some of these technologies, applications or patents may conflict with the Company's technologies and existing or future patents, if any, or patent applications. Such conflict could limit the scope of the patents that NeXstar Pharmaceuticals has obtained or may be able to obtain or result in the Company's patent applications failing to issue as patents. In addition, if patents that cover the Company's activities are issued to other companies, there can be no assurance that NeXstar Pharmaceuticals would be able to obtain licenses to these patents at a reasonable cost, or at all, or be able to develop or obtain alternative technology. In addition, as more patents are issued to third parties, the risk increases that the Company's products may give rise to claims that they infringe the patents of others. See "Business -- Patents, Trade Secrets and Licenses" in
Part I of this Report.

LITIGATION RISKS RELATED TO PROPRIETARY RIGHTS

     The Company believes that its patents and patent applications are soundly based, but the extent of protection may vary in different countries. No assurance can be given that any patent will provide commercially significant protection or will not be challenged, invalidated or circumvented. Litigation could be necessary to protect the Company's patent position, which would result in substantial cost to, and diversion of efforts by, the Company.

     Additionally, a number of other patents have issued to other persons, some to competitors, relating to technology similar to that used by the Company. Both the Company and certain of its competitors have filed oppositions against each other as to patents granted by the European Patent Office and patents granted by the Japanese Patent Office. The Liposome Company, Inc. ("TLC") and the University of California each have patents or patent applications relating to active drug loading techniques that the owners could claim are used in the manufacture of products such as DaunoXome. The Company has opposed the grant of a European and a Japanese patent owned by TLC and is involved in an interference proceeding with a U.S. patent application owned by the University of California relating to such loading technology.

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

     The manufacture of AmBisome and DaunoXome involves a number of technical steps and requires meeting stringent quality control specifications imposed by government regulatory bodies and by the Company itself. Additionally, such products can only be manufactured in facilities that comply with applicable regulatory standards. Consequently, the Company may be unable to quickly and efficiently replace its manufacturing capacity in the event that it cannot manufacture its products at one or more of its facilities. In the event of a natural disaster (including an earthquake), equipment failure, strike or other difficulty, the Company may be unable to manufacture its products in a manner necessary to fulfill the demand for the products.

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

     While the Company has experience in manufacturing drug products based on liposome technologies, it lacks experience in the manufacture of other pharmaceuticals, including oligonucleotide-based products. The Company has leased 5,260 square feet and 9,800 square feet of space in Boulder, Colorado for use as a bulk pharmaceutical manufacturing facility and as a development lab and scale-up facility, respectively, in connection with compounds derived using the SELEX process. The manufacturing facility has not been validated for the production of any product and there can be no assurance that it will ultimately obtain "current Good Manufacturing Practices" status. The Company has not yet determined which, if any, drug substances it will attempt to develop or produce at the facilities, and there is no assurance that any drug substance selected for development and/or production at the facilities will be suitable for production on a larger scale. To the extent that the Company's current facilities are unsuitable for the manufacture on an adequate scale of new drug substances developed by the Company, the Company will need to develop additional facilities or contract with third parties for the manufacture of drug substances, if any, that it may develop for its own account or in connection with collaborative arrangements in which it has retained manufacturing rights. If the Company is unable to develop needed manufacturing facilities or to obtain or retain third-party manufacturing on acceptable terms, the Company's ability to conduct preclinical and clinical testing will be adversely affected and it will be unable to obtain regulatory approval for or supply commercial quantities of products it may successfully develop. There can be no assurance that the Company will be successful in the further development of its manufacturing capabilities for its potential products. See "Business -- Manufacturing," "Business -- Government Regulation" and "Properties" in Part I of this Report.

     In the fourth quarter of 1997, the Company established a new business unit, NeXstar Technology Products ("NTP"), to market specialty chemicals and process technologies, as well as to manufacture any oligonucleotide-based drugs that might be developed by the Company. To date, NTP's sales have been limited and no assurance can be given that NTP will ever achieve substantial revenues or profits or that it will be able to successfully compete against similar businesses. In addition, NTP's success is expected to depend significantly upon the further development of the Company's Product Anchored Sequential Synthesis ("PASS") technology for synthesizing oligonucleotides. No assurance can be given that the PASS technology will ultimately prove successful in the economic large-scale manufacture of oligonucleotides, including drugs developed by the Company, if any, or that other technologies developed by other entities will not prove to be more commercially successful.

MARKETING RISKS

     The Company has formed a network of subsidiaries in Europe and a subsidiary in Australia to promote and sell its products. The Company has also entered into a number of agreements with distributors for the promotion, sale and/or distribution of AmBisome and DaunoXome. For some of these distributors, the Company's products represent a significant percentage of total sales. The Company competes with many other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that either the Company's marketing or sales efforts will compete successfully against other companies. See "Business -- Marketing" and "Business -- Competition" in Part I of this Report.

     The Company's rights to market AmBisome are subject to an agreement between the Company and Fujisawa USA, Inc. ("Fujisawa"). Under the terms of the agreement, as amended, the Company has the marketing rights to AmBisome in all countries except the United States and Canada, subject to the Company's obligation to pay royalties in connection with sales in most significant Asian markets, including Japan. Additionally, the Company and Fujisawa co-promote AmBisome in the United States and the Company manufactures AmBisome for sale in the U.S. The Company is reimbursed for the cost of the product sold to Fujisawa and receives 20% of the gross profits from the sales of AmBisome in the United States. In the event that the Company and Fujisawa are unable to cooperate in connection with the promotion of the product, the Company's potential revenues from the sale of AmBisome in the U.S. may be substantially reduced.

COMPETITION

     See "Business -- Competition" in Part I of this Report.

UNCERTAINTY OF HEALTH CARE REIMBURSEMENT

     The Company's ability to commercialize its current and any future products depends in part on the extent to which reimbursement for the cost of such products and related treatments are available from government health agencies, private health insurers and other third-party payers. Payers are increasingly challenging the price and cost effectiveness of medical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available for the Company to obtain satisfactory price levels for its products. Government and other third-party payers are increasingly attempting to contain health care costs by a variety of means, including limiting both the degree of coverage (including limiting payment for off-label uses) and the level of reimbursement for therapeutic products or new indications for therapeutic products. In addition, the Company's ability to sell a product in certain countries may depend on such product being included, or continuing to be included, on a government-approved reimbursement list. In January 1998, the Greek government stated that it will reduce by approximately 40% the number of drugs for which it is willing to provide reimbursement for pharmacy level purchases beginning April 1, 1998. AmBisome is among the products to be deleted from this reimbursement list. Since AmBisome is sold directly to Greek hospitals, which are not affected by the government's action, the Company does not expect Greek sales of AmBisome to be significantly affected. However, the Company is actively attempting to have AmBisome reincluded as a reimbursable drug to pharmacies in Greece, and no assurance can be given that this action by the Greek government or any future actions will not affect AmBisome sales. If adequate coverage and reimbursement levels are not provided by government and third-party payers for use of the Company's existing and potential products, the market acceptance of these products would be adversely affected.

PRICING CONSTRAINTS

     The Company is subject to the risk of parallel imports, governmental regulation of prices and potential price competition. Under European Union ("EU") laws, the Company is limited in its ability to restrict the distributors of its products and third parties from selling the Company's products in other countries when customers from such other countries offer to buy the product from such distributors or third parties. Differing product prices among countries occur in part because many foreign countries require regulatory approval of prices. In particular, certain countries will condition their approval of a product on the agreement of the seller not to sell that product for more than a certain price in the country. There can be no assurance that any regulatory action reducing the price of AmBisome or DaunoXome in any one country will not have the practical effect of requiring the Company to correspondingly reduce its prices in other countries as a result of government-mandated price reductions or price pressures due to parallel importing. Additionally, the price set for one of the Company's products in a given country for competitive reasons may affect that product's prices worldwide. The Company has significant sales in EU countries which are expected to replace their currencies with a unified currency. The implementation of this unified currency could lead to more unified prices in these countries which could have the effect of lowering the average sales price for the Company's products. If the Company is successful in developing additional products or obtaining approval for additional indications for its current drugs, the Company may also face increased price competition from potential competitors, including European-based companies. See "Business -- Competition" and
"Business -- Government Regulation" in Part I of this Report.

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

     As additional products are approved in the U.S. and to the extent of the growth in sales by NeXstar Technology Products in the United States, the Company will have significantly greater risk in connection with product liability claims due to the greater frequency of lawsuits and higher damages awarded in courts in the United States as opposed to most other countries. The Company is required by governmental regulations to test its products even after they have been sold and used by patients. As a result of such tests, the Company may be required to, or may determine that, it should recall products when most of such products have already been sold or used. Such later testing and product recalls may increase the Company's potential exposure to product liability claims.

RISKS ASSOCIATED WITH THE USE OF HAZARDOUS MATERIALS

     See "Business -- Government Regulation" in Part I of this Report.

VOLATILITY OF STOCK PRICE

     The market prices for securities of biopharmaceutical and biotechnology companies, including the Company, have been highly volatile, and it is likely that the market price of the Company's common stock will continue to be highly volatile. Announcements of technological innovations or new commercial products by the Company, its collaborative partners or its present or potential competitors, announcements by the Company or its present or potential competitors of results in preclinical testing and clinical trials, developments or disputes concerning patent or proprietary rights, developments in the Company's relationships with its collaborative partners, adverse litigation, changes in reimbursement policies, adverse legislation, regulatory decisions or public concern regarding the safety, efficacy or other implications of the drugs sought to be developed or biotechnology in general and economic and other external factors, as well as period-to-period fluctuations in the Company's operating results have had, and may continue to have, a significant impact on the market price of the Company's common stock. See "Market for Registrant's Common Equity and Related Stockholder Matters."

REGISTRATION RIGHTS, OPTIONS AND WARRANTS

     As of March 17, 1998, the holders of 7,752,519 outstanding shares of the Company's common stock were entitled to certain piggyback and demand registration rights with respect to such shares. If such holders, by exercising their demand registration rights, cause a large number of shares to be registered and sold in the public market, such sales may have an adverse effect on the market price for the common stock. In addition, if the Company is required to include in a Company initiated registration shares held by such holders pursuant to the exercise of their piggyback registration rights, the sale of such shares may have an adverse effect on the Company's ability to raise needed capital. As of March 17, 1998, there were warrants outstanding to purchase an aggregate of 256,285 shares of common stock at a weighted average exercise price of $11.55 per share. There are piggyback and/or demand registration rights in connection with such warrants which can be exercised for an aggregate of 197,484 shares. As of March 17, 1998, there were outstanding stock options for an aggregate of 3,074,574 shares of the Company's common stock at a weighted average exercise price of $12.65 per share. All of the Company's currently outstanding shares of common stock have been registered (or are registered for resale) pursuant to the Securities Act of 1933 (the "Act") or may be sold in the public market in reliance on Rule 144 under the Act, subject to volume limitations in the case of affiliates of the Company and one other stockholder.

INFLUENCE BY EXISTING STOCKHOLDER

     Affiliates of E.M. Warburg, Pincus & Co., LLC ("Warburg") as of March 17, 1998 owned approximately 29.8% of the Company's outstanding common stock and a warrant exercisable for an additional 125,000 shares of the Company's common stock. As a result, Warburg may influence the Company's corporate actions, including influencing elections and significant corporate events. One of the Company's directors is a Senior Managing Director of Warburg.

RELIANCE ON RELATIONSHIPS

     The Company has entered into collaborative arrangements pursuant to which other companies are entitled to certain product, manufacturing, marketing and/or royalty rights, including collaborative arrangements relating to aspects of the SELEX process. Although the agreements with these companies provide for the funding by such companies of certain research and development efforts conducted by the Company, such funding may be terminated by such companies under certain circumstances. Furthermore, there can be no assurance that any of the Company's current collaborative arrangements will be successful.

     The Company may seek future collaborative relationships with corporate partners to fund certain research and development expenses and to develop and commercialize certain of its potential products. Further, the Company's receipt of revenues from collaborative agreements will be affected by the timing of efforts expended by the Company under existing agreements, as well as by the timing of drug development programs of the Company's collaborators. There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future, or that such collaborative arrangements will be successful. To the extent that the Company elects not to or is unable to establish such relationships it could incur increased capital expenditures as it is required to undertake research, development, marketing and manufacturing of its proposed products at its own expense. In addition, there can be no assurance that existing or future collaborative partners will have sufficient economic motivation to continue their funding or to develop any products to which they may have rights, or that such partners will not pursue alternative technologies or attempt to develop alternative compounds either independently or in collaboration with others. See "Business -- Collaborative Relationships and License Agreements" in Part I of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Submitted elsewhere in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information involving the election of Directors is, in part, contained in
Part I of this Report under the caption "Executive Officers and Directors" and, in addition, is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 1998, to be filed pursuant to Regulation 14A.

     Information concerning the Executive Officers of Registrant is contained in
Part I of this Report under the caption "Executive Officers and Directors" in
Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information with respect to executive compensation is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 1998, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 1998, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 1998, to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. INDEX TO FINANCIAL STATEMENTS

                                                               PAGE IN
                                                              FORM 10-K
                                                              ---------
Report of Independent Auditors..............................     F-1
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................     F-2
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................     F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1996 and 1995..............     F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................     F-5
Notes to Consolidated Financial Statements..................     F-6

     2. INDEX TO FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     3. EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Second Amended and Restated Certificate of Incorporation
                            of the Registrant(1).
          3.2            -- Amended and Restated Bylaws of the Registrant(2).
          4.1            -- Second Amended and Restated Certificate of Incorporation
                            of the Registrant (filed as Exhibit 3.1 to this Report).
          4.2            -- Form of Common Stock certificate of the Registrant(2).
          4.3            -- Indenture, dated as of July 31, 1997, between the
                            Registrant and IBJ Schroder Bank & Trust Company as
                            Trustee, for the Registrant's 6 1/4% Convertible
                            Subordinated Debentures due 2004(3).
          4.4            -- Registration Rights Agreement, dated July 31, 1997, among the Registrant and SBC Warburg Inc. and Oppenheimer &
                            Co., Inc.(3).
         10.1            -- License Agreement between University Research Corporation and the Registrant, effective as of July 17, 1991, as
                            amended on October 26, 1992(4).
         10.2            -- Amendment No. 2, effective April 5, 1996, and Amendment
                            No. 3, dated September 5, 1996, to the License Agreement
                            between University Research Corporation and the
                            Registrant, effective as of July 17, 1991, as amended on
                            October 26, 1992(5).
         10.3            -- Stock Purchase Agreement among the Registrant, Warburg,
                            Pincus Investors, L.P., University Research Corporation
                            and Lawrence M. Gold, dated as of July 17, 1991, as
                            amended on December 4, 1992, and as amended by letter
                            agreement on November 19, 1993(4).
         10.4            -- Employment Agreement, dated July 1, 1991, between the
                            Registrant and Lawrence M. Gold(4).
         10.5            -- Letter Agreement, dated May 1, 1992, between the
                            Registrant and Patrick J. Mahaffy(4).
         10.6            -- Master Equipment Lease Agreement between MMC/GATX
                            Partnership No. 1 and the Registrant, dated as of
                            November 23, 1992(4).
         10.7            -- Research and License Agreement between Eli Lilly and
                            Company and the Registrant, effective as of September 15,
                            1992, and Amendment No. 1 thereto dated as of April 1,
                            1994(2).
         10.8            -- Stock Purchase Agreement among the Registrant, Eli Lilly and Company and Warburg, Pincus Investors, L.P., dated as
                            of September 15, 1992(4).
         10.9            -- Supplement to Stock Purchase Agreement among the
                            Registrant, Eli Lilly and Company, Warburg, Pincus
                            Investors, L.P. and certain additional investors, dated
                            as of September 30, 1992(4).
         10.10           -- Second Supplement to Stock Purchase Agreement among the
                            Company, Accel III, L.P., Accel Japan L.P., Accel
                            Investors '92 L.P., New Enterprise Associates V Limited
                            Partnership, Ven Sed I, Eli Lilly and Company and
                            Warburg, Pincus Investors, L.P., dated as of December 4,
                            1992(4).
         10.11           -- Securities Purchase Agreement among Warburg, Pincus
                            Capital Partners, L.P., Humana Inc. and Vestar, Inc.,
                            dated May 11, 1990(5).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.12           -- Collaborative Research Agreement between the Registrant and Schering A.G., dated as of November 16, 1993(4).
         10.13           -- Letter Agreement between the Registrant and Schering
                            A.G., effective February 1, 1997, amending the
                            Collaborative Research Agreement between the Registrant
                            and Schering A.G., dated as of November 16, 1993(5).
         10.14           -- License Agreement between the Registrant and Schering
                            A.G., dated as of November 16, 1993(4).
         10.15           -- Master Equipment Lease Agreement between Phoenix Leasing
                            Incorporated and the Registrant, dated November 15,
                            1993(4).
         10.16           -- Master Lease Agreement between USL Capital Corporation
                            and the Registrant, dated as of November 9, 1995(6).
         10.17           -- Master Lease Agreement, dated as of September 9, 1996,
                            between General Electric Capital Corporation and the
                            Registrant(3).
         10.18           -- Master Security Agreement, dated as of March 27, 1997,
                            between General Electric Capital Corporation and the
                            Registrant(3).
         10.19           -- Letter Agreement, dated January 24, 1994, between Eli
                            Lilly and Company and the Registrant(4).
         10.20           -- Common Stock Purchase Warrant issued to Warburg, Pincus
                            Investors L.P., dated March 27, 1997(7).
         10.21           -- NeXagen, Inc. 1993 Incentive Stock Plan, adopted February
                            8, 1993, as amended(3).
         10.22           -- Registrant's 1995 Director Option Plan, adopted July 25,
                            1995(8).
         10.23           -- Vestar, Inc. 1988 Stock Option Plan(2).
         10.24           -- Registrant's 1994 Employee Stock Purchase Plan, adopted
                            June 9, 1994(2).
         10.25           -- Amendment No. 1 to Registrant's 1994 Employee Stock
                            Purchase Plan, adopted June 9, 1994(1).
         10.26           -- Lease, dated March 26, 1987, between Vestar, Inc. and
                            Majestic Realty Co. and Patrician Associates, Inc. and
                            Amendment No. 1 thereto and Amendment No. 2 thereto,
                            dated as of June 8, 1992(2).
         10.27           -- Third Amendment, dated January 11, 1996, between Majestic
                            Realty Co. and Patrician Associates, Inc. and the
                            Registrant, to Lease, dated March 26, 1987, between
                            Vestar, Inc. and Majestic Realty Co. and Patrician
                            Associates, Inc.(6).
         10.28           -- Assignment and Royalty Agreement, dated December 21,
                            1990, effective as of June 2, 1989, between Vestar, Inc.
                            and City of Hope National Medical Center(9).
         10.29           -- License Agreement, effective as of August 12, 1986,
                            between Vestar, Inc. and The Regents of the University of
                            California(6).
         10.30           -- Agreement by and between Fujisawa USA, Inc. and Vestar,
                            Inc., dated August 9, 1991, and Amendment No 1 thereto,
                            dated as of May 17, 1994(2).
         10.31           -- Amendment No 2 to agreement between Fujisawa USA, Inc.
                            and Vestar, Inc., dated as of April 3, 1995, between
                            Fujisawa USA, Inc. and Vestar, Inc.(10) [Part of this
                            document has been redacted for purposes of
                            confidentiality pursuant to Rule 24b-2 of the Securities
                            Exchange Act of 1934, as amended].
         10.32           -- Amendment No. 3 to Agreement between Fujisawa USA, Inc.
                            and the Registrant, dated March 4, 1996, to the Agreement
                            by and between Fujisawa USA, Inc. and Vestar, Inc., dated
                            August 9, 1991(6).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.33           -- Lease, dated April 13, 1992, between Vestar, Inc. and
                            Majestic Realty Co. and Patrician Associates, Inc.(2).
         10.34           -- First Amendment to Lease, dated April 10, 1993, between
                            Majestic Realty Co. and Patrician Associates, Inc. and
                            Vestar, Inc. amending Lease, dated April 13, 1992,
                            between Majestic Realty Co. and Patrician Associates,
                            Inc. and Vestar, Inc.(6).
         10.35           -- Master Lease Agreement, dated June 29, 1994, between
                            Vestar, Inc. and Comdisco, Inc.(2).
         10.36           -- Amendment No. 1, dated December 5, 1997, between the
                            Registrant and Comdisco, Inc. to the Master Lease
                            Agreement, dated June 29, 1994, between Vestar, Inc. and
                            Comdisco, Inc.
         10.37           -- Lease Agreement, dated September 28, 1994, between the
                            Registrant and Deane Investment Co., Ltd.(2).
         10.38           -- First Amendment to Lease, dated December 15, 1997,
                            between Deane Investment Co., Ltd. and the Registrant to
                            Lease Agreement, dated September 28, 1994, between the
                            Registrant and Deane Investment Co., Ltd.
         10.39           -- License Agreement, dated December 23, 1992, between
                            Supragen, Inc. and National Jewish Center for Immunology
                            and Respiratory Medicine, as amended(8).
         10.40           -- Employment Agreement, dated March 14, 1997, between the
                            Registrant and Nicole Onetto(7).
         10.41           -- Consulting Agreement, dated January 29, 1998, between the
                            Registrant and Judith A. Hemberger.
         10.42           -- Royalty Agreement, dated October 30, 1995, between the
                            Registrant and Amplimed Corporation(6).
         10.43           -- Pharmaceutical Pricing Agreement between the Secretary of
                            Veterans Affairs and the Registrant, dated April 30,
                            1996(11).
         10.44           -- Master Agreement between Secretary of Veterans Affairs
                            and the Registrant, dated April 30, 1996(11).
         10.45           -- Pharmaceutical Pricing Agreement between the Secretary of
                            Health and Human Services and the Registrant, dated April
                            30, 1996(11).
         10.46           -- Rebate Agreement between the Secretary of Health and
                            Human Services and the Registrant, dated April 30,
                            1996(11).
         10.47           -- Industrial Real Estate Lease, dated July 1, 1996, by and between Wilderness Place, Ltd. and the Registrant(12).
         10.48           -- Sublease Agreement, dated July 31, 1996, between Sybase,
                            Inc. and the Registrant(13).
         10.49           -- Lease Agreement, dated November 6, 1996, between Avalon
                            Investment Company and the Registrant(13).
         10.50           -- Commercial Factoring Agreement between Santander de
                            Factoring, S.A. and NeXstar Farmaceutica, S.A., entered
                            into on May 21, 1996, as amended(5).
         10.51           -- License and Distribution Agreement, dated September 26,
                            1997, by and between Sumitomo Pharmaceuticals Co., Ltd.
                            and the Registrant(5). [Part of the document has been
                            redacted for purposes of confidentiality pursuant to Rule
                            24b-2 of the Securities Exchange Act of 1934, as
                            amended.]

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.52           -- Settlement Agreement, dated August 11, 1997, by and among
                            Registrant, Fujisawa U.S.A., Inc. and The Liposome
                            Company, Inc.(14). [Part of the document has been
                            redacted for purposes of confidentiality pursuant to Rule
                            24b-2 of the Securities Exchange Act of 1934, as
                            amended.]
         10.53           -- Credit Agreement, dated September 1, 1997, by and between the Registrant and Wells Fargo Bank, National
                            Association(14).
         11.1            -- Statement Re: Computation of Net Loss Per Share.
         21.1            -- Subsidiaries of the Registrant.
         23.1            -- Consent of Independent Auditors.
         27.1            -- Financial Data Schedule.

---------------

 (1) Previously filed in the Exhibits to the Registration Statement on Form S-3 (File No. 333-04653), declared effective by the Securities and Exchange Commission on June 19, 1996, which exhibit is incorporated by reference herein.

 (2) Previously filed in the Exhibits to Form 10-K (File No. 0-23012) for the Registrant for the fiscal year ended December 31, 1994, and incorporated by reference herein.

 (3) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended June 30, 1997, and incorporated by reference herein.

 (4) Previously filed in the Exhibits to the Registration Statement on Form S-1 (File No. 33-72142), declared effective by the Securities and Exchange Commission on January 28, 1994, which exhibit is incorporated by reference herein.

 (5) Previously filed in the Exhibits to Form 10-K (File No. 0-23012) for the Registrant for the fiscal year ended December 31, 1996, and incorporated by reference herein.

 (6) Previously filed in the Exhibits to Form 10-K (File No. 0-23012) for the Registrant for the fiscal year ended December 31, 1995, and incorporated by reference herein.

 (7) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended March 31, 1997, and incorporated by reference herein.

 (8) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended September 30, 1995, and incorporated by reference herein.

 (9) Previously filed, on March 22, 1991, in the Exhibits to the Registration Statement on Form S-2 (File No. 33-39549), which exhibit is incorporated by reference herein.

(10) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended March 31, 1995, and incorporated by reference herein.

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

(14) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended September 30, 1997, and incorporated by reference herein.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

Date: March 26, 1998

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

                      SIGNATURE                                       TITLE                        DATE
                      ---------                                       -----                        ----

                /s/ LAWRENCE M. GOLD                    Chairman of the Board and Chief       March 26, 1998
-----------------------------------------------------     Scientific Officer
                  Lawrence M. Gold

               /s/ PATRICK J. MAHAFFY                   Director, President and Chief         March 26, 1998
-----------------------------------------------------     Executive Officer (Principal
                 Patrick J. Mahaffy                       Executive Officer)

             /s/ JOHN D. BALDESCHWIELER                 Director                              March 26, 1998
-----------------------------------------------------
               John D. Baldeschwieler

               /s/ JUDITH A. HEMBERGER                  Director                              March 26, 1998
-----------------------------------------------------
                 Judith A. Hemberger

                 /s/ DAVID I. HIRSH                     Director                              March 26, 1998
-----------------------------------------------------
                   David I. Hirsh

                /s/ ROGER G. KENNEDY                    Director                              March 26, 1998
-----------------------------------------------------
                  Roger G. Kennedy

             /s/ RODMAN W. MOORHEAD, III                Director                              March 26, 1998
-----------------------------------------------------
               Rodman W. Moorhead, III

                 /s/ MICHAEL E. HART                    Vice President and Chief Financial    March 26, 1998
-----------------------------------------------------     Officer (Principal Financial
                   Michael E. Hart                        Officer and Principal Accounting
                                                          Officer)

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
NeXstar Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of NeXstar Pharmaceuticals, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeXstar Pharmaceuticals, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            ERNST & YOUNG LLP

Denver, Colorado
February 27, 1998

                         NEXSTAR PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1997             1996
                                                              -------------    -------------
Current assets:
  Cash and cash equivalents.................................  $  39,292,000    $  21,542,000
  Marketable securities.....................................     24,997,000       20,423,000
  Accounts receivable, net of allowance for doubtful
     accounts of $1,150,000 and $1,025,000 at December 31,
     1997 and 1996, respectively............................     34,623,000       30,001,000
  Inventories...............................................     14,606,000       15,629,000
  Prepaid expenses and other................................      3,872,000        2,276,000
                                                              -------------    -------------
Total current assets........................................    117,390,000       89,871,000
Property, plant and equipment, net of accumulated
  depreciation and amortization.............................     44,778,000       43,960,000
Investment in life science enterprise.......................             --        2,709,000
Patent and trademark costs, net of accumulated amortization
  of $1,432,000 and $880,000 at December 31, 1997 and 1996,
  respectively..............................................      5,623,000        4,633,000
Purchased technology, net of accumulated amortization of
  $2,490,000 at December 31, 1996...........................             --        2,010,000
Other noncurrent assets, net of allowance of $1,737,000 at
  December 31, 1997 and 1996................................      2,752,000        1,317,000
                                                              -------------    -------------
Total assets................................................  $ 170,543,000    $ 144,500,000
                                                              =============    =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $   5,034,000    $  12,936,000
  Accounts payable..........................................      5,237,000       10,483,000
  Accrued compensation and employee benefits................      4,338,000        3,544,000
  Accrued litigation settlement and related expenses due
     within one year........................................      1,273,000        1,010,000
  Accrued interest payable..................................      2,083,000               --
  Other accrued expenses....................................      4,037,000        6,164,000
  Long-term obligations due within one year.................      5,445,000        7,535,000
                                                              -------------    -------------
Total current liabilities...................................     27,447,000       41,672,000
Accrued litigation settlement expenses due after one year...      8,767,000               --
Long-term obligations due after one year....................      8,327,000       15,206,000
Convertible subordinated debentures.........................     80,000,000               --
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1.00 par value; 5,000,000 shares
     authorized
  Common stock, $.01 par value; 50,000,000 shares
     authorized; issued and outstanding shares -- 27,426,395
     in 1997 and 26,410,811 in 1996.........................        274,000          264,000
  Additional paid-in capital................................    216,159,000      213,931,000
  Deferred compensation.....................................       (151,000)        (367,000)
  Cumulative translation adjustment.........................       (394,000)        (230,000)
  Accumulated deficit.......................................   (169,886,000)    (125,976,000)
                                                              -------------    -------------
Total stockholders' equity..................................     46,002,000       87,622,000
                                                              -------------    -------------
Total liabilities and stockholders' equity..................  $ 170,543,000    $ 144,500,000
                                                              =============    =============

          See accompanying notes to consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
Revenues:
  Product revenues...............................  $ 89,152,000    $ 80,153,000    $ 57,770,000
  License fees...................................        10,000       7,000,000              --
  Royalties......................................       671,000              --              --
  Collaborative agreements and contracts.........     2,388,000       1,548,000       2,920,000
  Interest income................................     2,446,000       1,821,000       1,736,000
                                                   ------------    ------------    ------------
Total revenues...................................    94,667,000      90,522,000      62,426,000
                                                   ------------    ------------    ------------
Expenses:
  Cost of goods sold.............................    19,787,000      18,320,000      13,246,000
  Research and development.......................    53,015,000      47,760,000      37,356,000
  Selling, general and administrative............    45,033,000      42,933,000      35,300,000
  Litigation settlement and related expenses.....    16,031,000       2,006,000              --
  Purchased research and development.............            --              --      11,824,000
  Interest expense...............................     4,389,000       1,558,000       1,148,000
                                                   ------------    ------------    ------------
Total expenses...................................   138,255,000     112,577,000      98,874,000
                                                   ------------    ------------    ------------
Loss before provision for income taxes...........   (43,588,000)    (22,055,000)    (36,448,000)
Provision for income taxes.......................       322,000         926,000         183,000
                                                   ------------    ------------    ------------
Net loss.........................................  $(43,910,000)   $(22,981,000)   $(36,631,000)
                                                   ============    ============    ============
Net loss per share...............................  $      (1.65)   $      (0.88)   $      (1.57)
                                                   ============    ============    ============
Shares used in computing net loss per share......    26,692,000      26,029,000      23,374,000
                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    COMMON STOCK         ADDITIONAL                   CUMULATIVE                        TOTAL
                                ---------------------     PAID-IN        DEFERRED     TRANSLATION    ACCUMULATED    STOCKHOLDERS'
                                  SHARES      AMOUNT      CAPITAL      COMPENSATION   ADJUSTMENT       DEFICIT         EQUITY
                                ----------   --------   ------------   ------------   -----------   -------------   -------------
Balance at December 31,
  1994........................  22,927,609   $229,000   $163,966,000    $(353,000)     $(104,000)   $ (66,364,000)  $ 97,374,000
  Issuance of common stock for
    cash......................     309,861      3,000      5,093,000           --             --               --      5,096,000
  Retirement agreement
    transfer..................          --         --      1,688,000           --             --               --      1,688,000
  Issuance of common stock for
    purchase of Supragen,
    Inc.......................     751,597      8,000     12,018,000           --             --               --     12,026,000
  Stock repurchases...........      (1,156)        --             --           --             --               --             --
  Employee stock purchase
    plan......................      46,600      1,000        306,000           --             --               --        307,000
  Option exercises............     198,328      2,000        553,000           --             --               --        555,000
  Warrant exercises...........     144,353      1,000        666,000           --             --               --        667,000
  Amortization of deferred
    compensation..............          --         --             --      118,000             --               --        118,000
  Foreign currency translation
    adjustment................          --         --             --           --        (36,000)              --        (36,000)
  Net loss....................          --         --             --           --             --      (36,631,000)   (36,631,000)
                                ----------   --------   ------------    ---------      ---------    -------------   ------------
Balance at December 31,
  1995........................  24,377,192    244,000    184,290,000     (235,000)      (140,000)    (102,995,000)    81,164,000
  Issuance of common stock for
    cash......................   1,429,268     14,000     24,982,000           --             --               --     24,996,000
  Stock repurchases...........        (136)        --             --           --             --               --             --
  Employee stock purchase
    plan......................      58,357      1,000        807,000           --             --               --        808,000
  Option exercises............     289,030      3,000      2,320,000           --             --               --      2,323,000
  Warrant exercises...........     257,100      2,000      1,231,000           --             --               --      1,233,000
  Deferred compensation
    related to grants of stock
    options...................          --         --        301,000     (301,000)            --               --             --
  Amortization of deferred
    compensation..............          --         --             --      169,000             --               --        169,000
  Foreign currency translation
    adjustment................          --         --             --           --        (90,000)              --        (90,000)
  Net loss....................          --         --             --           --             --      (22,981,000)   (22,981,000)
                                ----------   --------   ------------    ---------      ---------    -------------   ------------
Balance at December 31,
  1996........................  26,410,811    264,000    213,931,000     (367,000)      (230,000)    (125,976,000)    87,622,000
  Issuance of warrant to
    related party.............          --         --        353,000           --             --               --        353,000
  Stock repurchases...........        (408)        --             --           --             --               --             --
  Employee stock purchase
    plan......................      81,962      1,000        880,000           --             --               --        881,000
  Option exercises............     161,160      1,000        932,000           --             --               --        933,000
  Warrant exercises...........     772,870      8,000         19,000           --             --               --         27,000
  Deferred compensation
    related to grants of stock
    options...................          --         --         44,000      (44,000)            --               --             --
  Amortization of deferred
    compensation..............          --         --             --      260,000             --               --        260,000
  Foreign currency translation
    adjustment................          --         --             --           --       (164,000)              --       (164,000)
  Net loss....................          --         --             --           --             --      (43,910,000)   (43,910,000)
                                ----------   --------   ------------    ---------      ---------    -------------   ------------
Balance at December 31,
  1997........................  27,426,395   $274,000   $216,159,000    $(151,000)     $(394,000)   $(169,886,000)  $ 46,002,000
                                ==========   ========   ============    =========      =========    =============   ============

          See accompanying notes to consolidated financial statements.

                          NEXSTAR PHARMACEUTICALS, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1997           1996           1995
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES
Net loss....................................................  $(43,910,000)  $(22,981,000)  $(36,631,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization of property, plant and
    equipment...............................................     9,535,000      9,759,000      8,490,000
  Amortization of intangible assets.........................     3,199,000      1,541,000      1,301,000
  Compensation expense related to grant of options and sales of stock, including amortization of deferred
    compensation............................................       260,000        169,000        118,000
  Write down of investment in life science enterprise.......            --      1,241,000             --
  Purchased research and development........................            --             --     11,824,000
  Allowance for loan loss...................................            --             --      2,430,000
  Other.....................................................      (202,000)       222,000        487,000
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (4,906,000)   (11,499,000)    (4,361,000)
    Inventories.............................................     1,023,000     (6,160,000)    (3,571,000)
    Prepaid expenses and other..............................    (1,196,000)      (328,000)     1,082,000
    Other noncurrent assets.................................       (25,000)       151,000       (141,000)
    Accounts payable........................................    (5,115,000)     4,174,000      2,527,000
    Accrued compensation and employee benefits..............       794,000        735,000        846,000
    Accrued retirement agreement............................            --             --     (2,150,000)
    Accrued interest........................................     2,083,000             --             --
    Accrued litigation settlement and related expenses......     9,030,000             --             --
    Other accrued expenses..................................    (1,779,000)     2,645,000        671,000
                                                              ------------   ------------   ------------
Net cash used in operating activities.......................   (31,209,000)   (20,331,000)   (17,078,000)
INVESTING ACTIVITIES
Maturities (purchases) of marketable securities, net........    (4,574,000)   (14,582,000)    26,838,000
Additions to property, plant and equipment..................   (10,484,000)   (11,198,000)    (8,663,000)
Cash acquired from purchase of Supragen, Inc................            --             --        418,000
Deletions to deposits.......................................            --             --      5,606,000
Proceeds from sale of investment in life science
  enterprise................................................     2,683,000             --             --
Additions to patent costs...................................    (1,542,000)    (1,320,000)      (702,000)
Deletions to other noncurrent assets........................       706,000        700,000             --
                                                              ------------   ------------   ------------
Net cash provided by (used in) investing activities.........   (13,211,000)   (26,400,000)    23,497,000
FINANCING ACTIVITIES
Proceeds from (payments on) short-term borrowings, net......    (7,902,000)     9,436,000        550,000
Proceeds from sale-leaseback transactions...................     2,217,000      2,978,000      2,363,000
Payments on capital lease obligations.......................    (4,660,000)    (4,258,000)    (3,592,000)
Proceeds from issuance of long-term debt....................    18,108,000     11,527,000      1,019,000
Repayments on long-term debt................................   (24,634,000)    (1,667,000)            --
Proceeds from issuance of convertible subordinated
  debentures, net of offering costs.........................    77,200,000             --             --
Proceeds from sale of common stock, net of offering costs...     1,841,000     29,364,000      6,529,000
                                                              ------------   ------------   ------------
Net cash provided by financing activities...................    62,170,000     47,380,000      6,869,000
                                                              ------------   ------------   ------------
Net increase in cash and cash equivalents...................    17,750,000        649,000     13,288,000
Cash and cash equivalents at beginning of period............    21,542,000     20,893,000      7,605,000
                                                              ------------   ------------   ------------
Cash and cash equivalents at end of period..................  $ 39,292,000   $ 21,542,000   $ 20,893,000
                                                              ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid.............................................  $  2,306,000   $  1,558,000   $  1,148,000
  Income taxes paid.........................................       253,000      1,030,000        235,000
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
  Purchase of equipment and leasehold improvements through
    accounts payable........................................       889,000      1,020,000      1,500,000
  Issuance of stock through director deferred compensation
    plan....................................................            --         32,000         96,000
  Accrued retirement agreement..............................            --             --      1,688,000
DETAILS OF SUPRAGEN, INC. ACQUISITION:
  Fair value of assets acquired.............................  $         --   $         --   $  1,248,000
  Purchased research and development........................            --             --     11,824,000
  Liabilities assumed.......................................            --             --     (1,046,000)
  Stock issued..............................................            --             --    (12,026,000)
                                                              ------------   ------------   ------------
  Cash paid.................................................            --             --             --
  Add: cash acquired........................................            --             --        418,000
                                                              ------------   ------------   ------------
                                                              $         --   $         --   $    418,000
                                                              ============   ============   ============

          See accompanying notes to consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

     NeXstar Pharmaceuticals, Inc., a Delaware corporation ("NeXstar Pharmaceuticals" or the "Company"), is an integrated biopharmaceutical company engaged in the discovery, development, manufacture and marketing of proprietary pharmaceutical products to treat life-threatening and other serious oncological, hematological and infectious diseases. NeXstar Pharmaceuticals was formed in 1991 as NeXagen, Inc. On February 21, 1995, the Company was merged (the "Merger") with Vestar, Inc. ("Vestar"), a Delaware corporation founded in 1981, and changed its name to NeXstar Pharmaceuticals, Inc. Prior to the Merger, NeXstar Pharmaceuticals was primarily engaged in the discovery and development of novel oligonucleotide-based pharmaceuticals. As a result of the Merger, the Company combined its drug discovery program and financial resources with Vestar's proprietary drug delivery technology, existing products and product pipeline and Vestar's manufacturing, marketing and regulatory capabilities. The Merger was accounted for as a pooling of interests.

     On September 8, 1995, the Company acquired all of the equity interests of Supragen, Inc. ("Supragen"), a research-oriented biotechnology company, for $12 million in the form of 751,597 shares of the Company's common stock. The acquisition was accounted for as a purchase. As a result of the Supragen acquisition, the Company recorded a one-time, non-cash charge of purchased research and development in its 1995 results of operations of $11.8 million.

     The following unaudited pro forma consolidated results of operations give effect to the Supragen acquisition as though it had occurred at the beginning of the period presented:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1995
                                                              ------------
Total revenues..............................................  $ 62,484,000
Net loss....................................................   (39,832,000)
Net loss per share..........................................         (1.67)

     The unaudited pro forma information is not necessarily indicative either of results of operations that would have occurred had the purchase been made on January 1, 1995 or future results of operations of the Company.

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

     It is possible that the future economic life of the Company's technologies, the amount of anticipated future commercial revenues, or both, could be reduced significantly in the future due to alternate products or

                         NEXSTAR PHARMACEUTICALS, INC.

technologies being developed by other biotech or pharmaceutical companies. As a result, the carrying amount of patent and trademark costs and purchased technology costs could be reduced in the future.

  Reporting Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption of Statement No. 130 in 1998 will have no impact on the Company's Consolidated Statements of Operations or Consolidated Statements of Stockholders' Equity.

  Disclosures about Segments of an Enterprise and Related Information

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, therefore, the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement No. 131; however, the adoption of the statement could result in the reporting of additional segment information and related disclosures.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided by the straight-line method over the shorter of the lease term or the estimated useful life, which is as follows:

Building........................................  20 years
Laboratory and manufacturing equipment..........  5-7 years
Office furniture and equipment..................  3-7 years
Capitalized lease equipment.....................  3-5 years
Leasehold improvements..........................  Shorter of useful life or lease term

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

     A substantial majority of the Company's product revenues are export sales of AmBisome primarily through Company subsidiaries and to distributors in Europe. The Company performs credit evaluations of its customers' financial condition and generally has not required collateral. The Company's accounts receivable

                         NEXSTAR PHARMACEUTICALS, INC.

are predominantly trade receivables, and to date, the Company has experienced only modest losses with respect to the collection of its accounts receivable. During 1997 and 1996, the Company increased its allowance for doubtful accounts by $125,000 and $520,000, respectively, due to an increase in accounts receivable resulting primarily from increased sales of the Company's products. At December 31, 1997, the Company's allowance for doubtful accounts was $1,150,000.

     In 1997, 1996 and 1995, sales to one distributor accounted for approximately 16%, 18% and 27% of product revenues, respectively.

     In connection with most of its European sales, the Company prices its products in the currencies of the country into which they are sold (the "Payment Currencies"), and revenues in the past have been and in the future could be adversely affected by currency fluctuations. A significant majority of the Company's manufacturing costs are in U.S. Dollars. Therefore, any decline in the value of the Payment Currencies relative to the U.S. Dollar is likely to negatively impact gross margins for the Company's products since the Company's manufacturing costs would stay approximately the same while its revenue in terms of U.S. Dollars would decline.

  Foreign Currency Transactions and Contracts

     Foreign exchange transaction gains (losses) included in the Consolidated Statements of Operations in 1997, 1996 and 1995 were $(287,000), $(362,000) and $371,000, respectively.

     The Company hedges certain of its foreign currency exposures, with respect to its outstanding trade accounts receivable and accounts payable, through the use of forward contracts. The Company does not currently enter into speculative foreign currency transactions and does not write speculative options. In the future, the Company may begin currency hedging in connection with anticipated revenues and expenses and may use options in addition to forward contracts. Such hedging will be done solely for the purpose of protecting the Company from foreign currency fluctuations. The Company recognizes a gain or loss for each forward contract for the difference between the contract rate and the market rate on each balance sheet date which is recorded as a selling, general and administrative expense. At present, no deferred accounting is used in connection with the Company's hedging activities. Notwithstanding its hedging activities (which have not always included fully hedging against potential gains or losses), the Company has in the past recognized foreign exchange gains and losses. There can be no assurance that significant gains or losses will not be incurred in the future.

     At December 31, 1997 and 1996, the Company had forward exchange contracts outstanding of $27.9 million and $17.9 million, respectively. These contracts have maturities that do not exceed one year and gains/losses resulting from these contracts were not material.

     The Company does not hedge any balance sheet exposure of its foreign subsidiaries.

  Research and Development

     Expenditures for research and development, including costs related to contract and collaborative agreements, and technology defense costs are charged to operations as incurred.

  Net Loss per Share

     Effective December 31, 1997, the Company adopted FASB Statement No. 128, "Earnings Per Share" ("Statement No. 128"), which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the

                         NEXSTAR PHARMACEUTICALS, INC.

previous fully diluted earnings per share. Earnings per share amounts for all periods presented conform to Statement No. 128.

     The Company's basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and convertible securities are excluded from the computation of diluted earnings per share as their effect is antidilutive. The impact of Statement No. 128 on the calculation of net loss per share for the years ended December 31, 1997, 1996 and 1995 was not material.

  Cash and Cash Equivalents

     Cash and cash equivalents represent highly liquid debt instruments with a maturity of three months or less when purchased.

  Fair Value of Financial Instruments

     FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments for which it is practicable to estimate that value. The Company's financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, forward contracts, short-term borrowings, accounts payable, long-term obligations and convertible subordinated debentures. The Company believes the financial instruments' recorded values approximate current values with the exception of the convertible subordinated debentures. The fair value of the convertible subordinated debentures at December 31, 1997 was $74.4 million (such fair value being determined by the average of the bid and asked price set by a market marker for the convertible subordinated debentures) as compared to a carrying value of $80 million.

NOTE 2. MARKETABLE SECURITIES

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in income. At December 31, 1997 and 1996, aggregate amortized cost of marketable securities approximates their aggregate fair value (based on dealer quotations).

     The following is a summary of the amortized cost of available-for-sale marketable securities, which approximates estimated fair value:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1997          1996
                                                             -----------   -----------
Corporate securities.......................................  $14,821,000   $ 9,421,000
U.S. government agency securities..........................    8,001,000     7,007,000
U.S. government securities.................................      175,000     1,995,000
Other debt securities......................................    2,000,000     2,000,000
                                                             -----------   -----------
Total marketable securities................................  $24,997,000   $20,423,000
                                                             ===========   ===========

     The following is a summary of the amortized cost, which approximates estimated fair value of marketable securities available for sale, by contractual maturity:

                         NEXSTAR PHARMACEUTICALS, INC.

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1997          1996
                                                             -----------   -----------
Due in one year or less....................................  $24,997,000   $13,517,000
Due after one year through three years.....................           --     6,906,000
                                                             -----------   -----------
Total marketable securities................................  $24,997,000   $20,423,000
                                                             ===========   ===========

NOTE 3. INVENTORIES

     Raw materials, work in process and finished goods inventories are recorded at the lower of cost or market, based on currently adjusted standard costs, which approximates cost on a first-in, first-out basis.

     Inventories are summarized as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1997           1996
                                                            -----------    -----------
Finished goods............................................  $ 3,512,000    $ 4,092,000
Work in process...........................................    8,161,000      8,358,000
Raw materials.............................................    2,933,000      3,179,000
                                                            -----------    -----------
Total inventories.........................................  $14,606,000    $15,629,000
                                                            ===========    ===========

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1997            1996
                                                          ------------    ------------
Building................................................  $  1,831,000    $         --
Laboratory and manufacturing equipment..................    18,038,000      13,060,000
Office furniture and equipment..........................     9,238,000       8,991,000
Capitalized leased equipment............................    20,086,000      21,027,000
Leasehold improvements..................................    30,519,000      27,335,000
Construction-in-progress................................       763,000         524,000
                                                          ------------    ------------
                                                            80,475,000      70,937,000
Less accumulated depreciation and amortization..........   (35,697,000)    (26,977,000)
                                                          ------------    ------------
Net equipment and leasehold improvements................  $ 44,778,000    $ 43,960,000
                                                          ============    ============

NOTE 5. INVESTMENT IN LIFE SCIENCE ENTERPRISE

     At December 31, 1996, the Company recorded a $1,241,000 write down to an investment in a life science enterprise accounted for under the cost method due to a permanent decline in value. In June 1997, the Company sold all of its holdings in the enterprise for $2.7 million following that company's initial public offering. As a result of the sale, the Company recorded a loss of $26,000 in 1997.

NOTE 6. PURCHASED TECHNOLOGY

     In 1992, the Company and Vical, Incorporated ("Vical") entered into an agreement under which the Company purchased (for $3,000,000) exclusive rights to develop applications of Vical's lipid conjugate technology for a limited number of applications. This agreement was expanded in 1993 (for an additional $1,500,000) to grant the Company exclusive rights to Vical's entire portfolio of lipid conjugate technologies for all potential therapeutic applications. The cost of such base-core technology was capitalized and is

                         NEXSTAR PHARMACEUTICALS, INC.

included in purchased technology on the accompanying Consolidated Balance Sheets as of December 31, 1996. Prior to January 1, 1995, the Company amortized the technology over the estimated life of the related patents. Effective January 1, 1995, the Company began amortizing the remaining value of the technology over a four-year period. The Company evaluated the carrying amount of the technology for impairment at least quarterly by, among other things, reviewing the status of applicable ongoing development activities, as well as the progress of patent applications and issuances. In September 1997, the Company determined that it would no longer pursue this technology and expensed the remaining $1.3 million of unamortized purchased technology.

NOTE 7. OTHER ACCRUED EXPENSES

     Other accrued expenses consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Commissions, distribution fees and royalties................  $  860,000    $2,346,000
Other.......................................................   3,177,000     3,818,000
                                                              ----------    ----------
Total other accrued expenses................................  $4,037,000    $6,164,000
                                                              ==========    ==========

NOTE 8. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1997           1996
                                                            -----------    -----------
Term loan: interest payable monthly at LIBOR or floating
  prime rate of bank (7.125% at December 31, 1996)........  $        --    $ 8,750,000
Capital lease obligations: interest payable monthly at
  6.89% to 12.43%.........................................    9,419,000     11,861,000
Other debt: monthly installments through 2002; secured by
  equipment; interest payable monthly at 9.69% to
  12.62%..................................................    4,353,000      2,130,000
                                                            -----------    -----------
Total long-term obligations...............................   13,772,000     22,741,000
Less current portion......................................   (5,445,000)    (7,535,000)
                                                            -----------    -----------
Long-term obligations due after one year..................  $ 8,327,000    $15,206,000
                                                            ===========    ===========

     Maturities of all long-term obligations, including capital lease obligations, due subsequent to December 31, 1997 are as follows:
$5,445,000 -- 1998; $4,768,000 -- 1999; $1,832,000 -- 2000; $1,342,000 -- 2001;
and $385,000 -- 2002.

     In June 1996, the Company entered into a term loan agreement with a bank for $10 million (the "Loan Agreement"). The Loan Agreement was repaid in the third quarter of 1997.

NOTE 9. CONVERTIBLE SUBORDINATED DEBENTURES

     During the third quarter of 1997, the Company sold $80 million of 6 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures") in a private offering to SBC Warburg Inc. and Oppenheimer & Co., Inc. which resold the Debentures to a group of private investors. The Debentures were issued pursuant to an indenture and are convertible into a total of up to 4,740,740 shares of the Company's common stock at $16.875 per share. The Company has reserved 4,740,740 shares of its authorized common stock for shares which may be issued upon conversion of the Debentures. As required by the terms of a registration rights agreement (the

                         NEXSTAR PHARMACEUTICALS, INC.

"Registration Rights Agreement") entered into by the Company in connection with the sale of the Debentures, the Company filed a "shelf" registration statement registering for resale the Debentures and the shares of common stock into which the Debentures may be converted. The registration statement was declared effective on October 6, 1997. Pursuant to the Registration Rights Agreement, the Company is required to keep the "resale" registration statement effective for up to two years.

NOTE 10. COMMITMENTS AND CONTINGENCIES

  Leases and Financing Agreements

     The Company has entered into three long-term noncancelable operating leases and one long-term noncancelable operating sublease for office, research and manufacturing facilities in Boulder, Colorado and two long-term lease agreements for office, research and manufacturing facilities in San Dimas, California. The five leases and one sublease contain the following terms:

LOCATION                                             TERMINATION DATE    RENEWAL OPTIONS
--------                                             ----------------    ---------------
Boulder, CO......................................    October 2001        2 5-year terms
Boulder, CO......................................    November 2001       1 3-year term
Boulder, CO......................................    January 2002        2 7-year terms
Boulder, CO......................................    July 2003           N/A
San Dimas, CA....................................    November 2003       2 5-year terms
San Dimas, CA....................................    May 2003            2 5-year terms

     The Company has entered into certain sale-leaseback transactions and related master equipment lease agreements for manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture and fixtures. Title to assets acquired under the lease lines of credit resides with the lessor. The Company has the option to purchase the assets at the end of the lease term at fair market value. The leases have terms ranging from three to five years.

     The Company has entered into certain financing transactions and related capital equipment and facilities improvement master agreements for manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture, fixtures and facilities improvements. At December 31, 1997, $5,387,000 was available under such agreements.

     Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $4,538,000, $3,485,000 and $2,618,000, respectively.

                         NEXSTAR PHARMACEUTICALS, INC.

     Future minimum rental payments under noncancelable operating and capital leases with initial or remaining terms of more than one year as of December 31, 1997 are as follows:

                      YEARS ENDING                           OPERATING       CAPITAL
                      DECEMBER 31,                            LEASES         LEASES
                      ------------                          -----------    -----------
1998....................................................    $ 4,055,000    $ 4,770,000
1999....................................................      3,276,000      3,308,000
2000....................................................      2,896,000      1,138,000
2001....................................................      2,252,000      1,005,000
2002....................................................      1,799,000        184,000
Thereafter..............................................      1,733,000             --
                                                            -----------    -----------
                                                            $16,011,000     10,405,000
                                                            ===========
Less amount representing interest.......................                      (986,000)
                                                                           -----------
Total capital lease obligations.........................                     9,419,000
Less current portion....................................                    (4,098,000)
                                                                           -----------
Capital lease obligations due after one year............                   $ 5,321,000
                                                                           ===========

  Loan Receivable

     The Company owns a 13.9% equity interest in Phytogen Life Sciences Inc. ("PLS"), a Canadian corporation incorporated in British Columbia. In June 1996, the Company's holdings in connection with PLS were restructured. Pursuant to the restructuring, the Company gave up its right to convert a Canadian $4,500,000 loan (the "Loan")(approximately $3,285,000 at the time of conversion and approximately $3,348,000 at December 31, 1995), which it made to PLS, into a 49.9% interest in PLS; converted Canadian $968,784 (approximately $707,000 at the time of conversion) of the Loan into 235,714 preference shares in PLS; and converted the Loan to a United States Dollar-based loan. In addition, PLS issued a warrant to the Company to acquire up to 300,000 PLS common shares for $3 per share and repaid the Company approximately $700,000 in connection with the Loan. During 1997, PLS repaid the Company $753,000 in connection with the Loan. The face amount of the Loan at December 31, 1997 was $1,737,000 with an outstanding allowance for loan loss of $1,737,000. On December 31, 1995, the Company recorded an allowance for loan loss of $2,430,000 for the Loan and ceased accruing interest.

  Short-Term Borrowings

     In March 1997, the Company entered into an agreement with a domestic bank pursuant to which the Company and certain of its subsidiaries could borrow up to $15 million, with the borrowings being collateralized by certain of the non-U.S. accounts receivable of the Company and the subsidiaries. In September 1997, the Company simultaneously terminated this agreement and entered into an unsecured line of credit with the same bank for $10 million (the "Credit Agreement"). The Credit Agreement terminates on September 1, 1998. The short-term borrowings outstanding at December 31, 1997 include borrowings under the Credit Agreement.

     In May 1996, the Company's Spanish subsidiary entered into an agreement to borrow up to 500 million Spanish Pesetas (approximately $3.3 million on December 31, 1997) with such borrowing being secured by the subsidiary's accounts receivable in Spain. In February 1997, the agreement was amended to increase the amount that the subsidiary may borrow to 750 million Spanish Pesetas (approximately $4.9 million on December 31, 1997). In connection with the agreement, the Company is maintaining $2.0 million in an unrestricted account. As of December 31, 1997, the subsidiary had borrowings of 500 million Spanish Pesetas (approximately $3.3 million on December 31, 1997) under the agreement. The Company's Spanish subsidiary has notified the lender that it intends to terminate the agreement in April 1998.

                         NEXSTAR PHARMACEUTICALS, INC.

     The weighted average interest rates on short-term borrowings as of December 31, 1997 and 1996 were 6.89% and 8.13%, respectively.

  Licenses and Royalties

     The Company has entered into license agreements with various commercial, medical and educational institutions to obtain certain exclusive and nonexclusive patent rights for the purpose of developing, manufacturing and selling potential products using these patented technologies. Under these agreements, the Company will pay royalties at varying rates based upon levels of revenues from the licensed products, as defined. Generally, the agreements continue as long as any licensed patents remain in force.

     In September 1996, the Company and Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") entered into an agreement (the "Sumitomo License") pursuant to which Sumitomo will develop and market AmBisome in Japan. Under the terms of the Sumitomo License, Sumitomo paid the Company an initial $7 million licensing fee (less withholding taxes of $700,000) in October 1996. Sumitomo also is required to make additional payments to the Company if certain clinical and commercial milestones are met and to pay the Company royalties on all Japanese sales.

  Patent Matters

     On August 11, 1997, the Company and The Liposome Company, Inc. ("TLC") reached a settlement in which the two companies agreed to dismiss all legal proceedings involving TLC's reexamined U.S. Patent No. 4,880,635 (the "TLC '635 Patent") and U.S. Patent No. 5,578,320 (the "TLC '320 Patent") and their international counterparts. The legal proceedings related to whether AmBisome, the Company's liposomal formulation of amphotericin B, infringed TLC's patents because of the manner in which it is freeze dried (lyophilized). In the settlement agreement between the parties (the "Settlement Agreement"), TLC granted the Company immunity from suit in connection with the worldwide production and sales of AmBisome and a worldwide right to use the TLC '635 Patent and the TLC '320 Patent. Under the terms of the Settlement Agreement, the Company made an initial payment to TLC of $1.75 million and is required to make future payments beginning in 1998 based on AmBisome sales over the next several years. Because the payments are subject to certain minimum and maximum payments, the Company recorded accounting charges in 1997 of $11.8 million, of which $10.0 million represented the net present value of all future minimum payments it is required to make and $1.75 million represented the cash payment in the third quarter of 1997. The Company does not expect the difference between its future minimum and maximum payments to TLC to be material.

  Legal Proceedings Generally

     The Company is involved, from time to time, in legal proceedings arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, none of these matters, based on factors currently known to management, is expected to have a material adverse effect on the financial position of the Company.

NOTE 11. STOCKHOLDERS' EQUITY

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

  Warrants

     Common stock warrant activity was as follows:

                                                RANGE OF          SHARES      EXPIRATION
                                WARRANTS     EXERCISE PRICES     RESERVED        DATE
                               ----------    ---------------    ----------    -----------
Outstanding, December 31,
  1996.......................   1,218,373    $4.09 - $32.54      1,218,373    1997 - 2003
  Granted....................     125,000            $12.50        125,000           2000
  Exercised..................  (1,079,168)   $4.83 - $11.21     (1,079,168)   1997 - 1998
  Expired....................      (7,920)           $11.65         (7,920)          1997
                               ----------                       ----------
Outstanding, December 31,
  1997.......................     256,285    $4.09 - $32.54        256,285    2000 - 2003
                               ==========                       ==========

     In 1990, the Company issued to Warburg, Pincus Capital Partners, L.P. ("WPCP"), which at that time was a beneficial owner of more than 5% of the Company's common stock, a warrant to purchase 220,000 shares of common stock with a purchase price of $4.09 per share in connection with the issuance of a letter of credit on behalf of the Company, which has expired. In April 1995, the warrant was exercised for 40,000 shares of common stock and the warrant expired for the remaining 180,000 shares of common stock. In addition, WPCP had a warrant to purchase 1,035,294 shares of the Company's common stock at an exercise price of $4.83 per share, which was issued in 1990 in connection with the sale of certain equity securities of the Company. In April 1995, WPCP's warrant was amended to change the expiration date to December 31, 1997. On September 30, 1997, WPCP exercised its warrant for 1,035,294 shares in a net exercise and received 753,577 shares of the Company's common stock.

     In March 1997, Warburg, Pincus Investors, L.P. ("WPI"), which is an owner of more than 5% of the Company's common stock, received a warrant to acquire 125,000 shares of the Company's common stock at a purchase price of $12.50 per share in return for an affiliate of WPI guaranteeing a credit line entered into by the Company (the "Credit Line"). Under the Credit Line, which was terminated in July 1997, the Company was permitted to borrow up to $15 million.

  Registration Rights

     Under certain circumstances, the Company's common stockholders and holders of warrants to purchase common stock of the Company may require a registration of the outstanding common shares or the shares underlying warrants, the cost of which would be borne by the Company.

  Stock Options and Stock-Based Compensation

     On February 8, 1993, the Company adopted the 1993 Incentive Stock Plan (the "1993 Plan") for employees, directors, and consultants of NeXstar Pharmaceuticals which provides for the sale of shares or the issuance of incentive and nonstatutory stock options for common stock. Options issued under the 1993 Plan are exercisable under conditions as determined by the Board of Directors, with the term of each option being a maximum of ten years from the date of grant. On May 28, 1997, the number of shares which can be granted under the 1993 Plan was increased 1,500,000 shares to 3,904,847 shares. The Company has reserved 3,904,847 shares of its authorized common stock under the 1993 Plan. Options granted prior to November 1993 vest 20%

                         NEXSTAR PHARMACEUTICALS, INC.

immediately and 20% on the grant date anniversary each year thereafter for four years. Options granted after October 1993 generally vest 25% on each anniversary date of the four years following the grant date.

     The Company has reserved for issuance 1,204,904 shares of its common stock to allow for the exercise of options under its 1988 Stock Option Plan (the "1988 Plan"). Options granted under the 1988 Plan are exercisable upon conditions determined by the Board of Directors of the Company, and expire no later than ten years from the date of grant. The Company does not intend, and after April 27, 1998 is not permitted, to issue additional options under the 1988 Plan.

     On July 25, 1995, the Company adopted the 1995 Director Option Plan (the "Director Plan"). Under the Director Plan, each outside director of the Company is entitled to receive an option for 10,000 shares of the Company's common stock on the later of the effective date of the Director Plan or the date on which such person first becomes an outside director. In addition, each outside director who has served on the Board of Directors for at least six months automatically is entitled to receive an option grant for 5,000 shares on the last business day prior to each annual meeting of stockholders of the Company. The options have a term of ten years, an exercise price equal to 100% of the fair market value of the common stock on the date of grant and vest 50% on each anniversary date of the two years following the grant date. Options for up to 500,000 shares of common stock may be issued under the Director Plan. In 1997, options for 40,000 shares were issued to six outside directors. In 1996, options for 15,000 shares were issued to three outside directors.

     Stock option activity was as follows:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                                RANGE OF        EXERCISE
                                                 OPTIONS     EXERCISE PRICES     PRICE
                                                ---------    ---------------    --------
Outstanding, December 31, 1994................  1,950,772    $ 0.69 - $18.47     $ 7.29
  Granted.....................................    783,640    $ 5.65 - $16.50     $13.79
  Exercised...................................   (249,980)   $ 0.69 - $13.92     $ 3.92
  Forfeited...................................   (294,098)   $ 0.69 - $15.91     $ 8.74
                                                ---------
Outstanding, December 31, 1995................  2,190,334    $ 0.69 - $18.47     $ 9.80
  Granted.....................................    654,300    $15.00 - $25.00     $19.20
  Exercised...................................   (290,615)   $ 0.69 - $18.47     $ 8.08
  Forfeited...................................   (130,385)   $ 1.12 - $25.00     $17.91
                                                ---------
Outstanding, December 31, 1996................  2,423,634    $ 0.69 - $25.00     $12.11
  Granted.....................................    899,110    $10.31 - $18.25     $13.11
  Exercised...................................   (163,971)   $ 0.69 - $16.48     $ 5.94
  Forfeited...................................   (175,973)   $ 1.12 - $25.00     $15.26
                                                ---------
Outstanding, December 31, 1997................  2,982,800    $ 0.69 - $25.00     $12.56
                                                =========
Exercisable, December 31, 1995................    997,798                        $ 7.89
Exercisable, December 31, 1996................  1,090,662                        $ 8.75
Exercisable, December 31, 1997................  1,364,481                        $10.44
Weighted-average fair value of options granted
  during 1995.................................  $    6.53
Weighted-average fair value of options granted
  during 1996.................................  $   10.38
Weighted-average fair value of options granted
  during 1997.................................  $    5.60

                         NEXSTAR PHARMACEUTICALS, INC.

     The options outstanding at December 31, 1997 have been segregated into ranges for additional disclosure as follows:

                                           OPTIONS OUTSTANDING
                                -----------------------------------------      OPTIONS EXERCISABLE
                                                   WEIGHTED                 -------------------------
                                   OPTIONS          AVERAGE      WEIGHTED      OPTIONS       WEIGHTED
                                OUTSTANDING AT     REMAINING     AVERAGE    EXERCISABLE AT   AVERAGE
           RANGE OF              DECEMBER 31,     CONTRACTUAL    EXERCISE    DECEMBER 31,    EXERCISE
       EXERCISE PRICES               1997        LIFE IN YEARS    PRICE          1997         PRICE
       ---------------          --------------   -------------   --------   --------------   --------
$ 0.69 - $ 7.96...............      480,881          3.14         $ 4.18        416,210       $ 3.94
$ 8.38 - $14.75...............    1,675,679          5.85         $12.46        740,067       $11.99
$14.77 - $23.00...............      727,240          5.68         $16.74        174,704       $16.65
$23.75 - $25.00...............       99,000          6.60         $24.31         33,500       $24.33
                                  ---------                                   ---------
$ 0.69 - $25.00...............    2,982,800          5.40         $12.56      1,364,481       $10.44
                                  =========                                   =========

     At December 31, 1997, options for 1,824,846 shares were available for future grants under the 1993 Plan and the Director Plan.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized under APB No. 25.

     Statement No. 123 requires disclosure of pro forma net income and pro forma earnings per share. It also requires that the pro forma information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of Statement No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.59%, 5.49% and 5.51%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .5178, .7240 and .6206; and an average expected life of the options after vesting date of 1.00, 1.23 and
0.90 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                     YEARS ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1997            1996            1995
                                           ------------    ------------    ------------
Pro forma net loss.......................  $(47,900,000)   $(26,080,000)   $(37,269,000)
Pro forma net loss per share.............  $      (1.79)   $      (1.00)   $      (1.59)

     Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until the fiscal year ended December 31, 1998.

                         NEXSTAR PHARMACEUTICALS, INC.

     As a result of nonstatutory stock options granted to consultants in 1997 and 1996, the Company recorded deferred compensation of $44,000 and $301,000, respectively, which is being amortized over a period of four years. The Company recognized $142,000 and $51,000 as a non-cash charge to earnings during 1997 and 1996, respectively, as a result of this amortization.

     As a result of compensatory stock issuances and option grants in 1993, the Company recorded deferred compensation of $470,000 which it amortized over a period of four years.

  Restrictions on Payment of Dividends

     Certain of the Company's bank and building improvement and equipment lease facilities require the Company to maintain certain financial ratios and levels of cash and/or stockholders' equity which may have the effect of limiting the Company's ability to pay dividends.

NOTE 12. EMPLOYEE BENEFIT PLANS

  Employee Stock Purchase Plan

     On June 9, 1994, the Company adopted an employee stock purchase plan (the "Stock Purchase Plan") with an effective date of August 1, 1994, under Internal Revenue Code Section 423, which provides for the sale to employees of up to 500,000 shares of common stock. The Company has reserved 500,000 shares of its authorized common stock in connection with the Stock Purchase Plan. Employees who work at least twenty hours per week and at least five months per calendar year may participate. The granting of rights (options) to purchase common stock of the Company is determined by the Board of Directors. As of December 31, 1997, a total of 192,928 shares have been purchased at prices per share from $4.78 to $15.30, which represented 85% of the fair market value of the common stock on the lower of the offering date or the date of exercise. Expenses associated with the Stock Purchase Plan are not material.

     Stock Purchase Plan activity was as follows:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                               RANGE OF        EXERCISE
                                                OPTIONS     EXERCISE PRICES     PRICE
                                                --------    ---------------    --------
Outstanding, December 31, 1994................        --                 --         --
  Granted.....................................    46,600    $ 4.78 - $ 7.23     $ 6.60
  Exercised...................................   (46,600)   $ 4.78 - $ 7.23     $ 6.60
Outstanding, December 31, 1995................        --                 --         --
  Granted.....................................    58,357    $12.75 - $15.30     $13.85
  Exercised...................................   (58,357)   $12.75 - $15.30     $13.85
Outstanding, December 31, 1996................        --                 --         --
  Granted.....................................    81,962    $ 9.67 - $12.11     $10.75
  Exercised...................................   (81,962)   $ 9.67 - $12.11     $10.75
                                                --------
Outstanding, December 31, 1997................        --                 --         --
                                                ========
Weighted-average fair value of options granted
  during 1995.................................  $   2.36
Weighted-average fair value of options granted
  during 1996.................................  $   6.76
Weighted-average fair value of options granted
  during 1997.................................  $   4.60

                         NEXSTAR PHARMACEUTICALS, INC.

  Retirement Savings Plan

     The Company maintains a retirement savings plan pursuant to which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code of 1986 (the "Savings Plan"). Employee contributions are discretionary, but are not to exceed 15% of eligible annual compensation. The Savings Plan includes a Company match of 50% of employee contributions up to a maximum of 6% of eligible annual compensation. For the years ended December 31, 1997, 1996, and 1995, the Company recorded expenses related to the Savings Plan of approximately $580,000, $513,000 and $160,000, respectively. At December 31, 1997, approximately $1.0 million representing 87,885 shares of the Company's common stock, was held by the Savings Plan in trust for plan participants. Additional contributions of Company stock are not allowed under the Savings Plan.

NOTE 13. INCOME TAXES

     For financial reporting purposes, income before income taxes includes the following components:

                                                    YEARS ENDED DECEMBER 31,
                                          --------------------------------------------
                                              1997            1996            1995
                                          ------------    ------------    ------------
Pretax loss:
  United States.........................  $(40,801,000)   $(20,890,000)   $(35,128,000)
  Foreign...............................    (2,787,000)     (1,165,000)     (1,320,000)
                                          ------------    ------------    ------------
                                          $(43,588,000)   $(22,055,000)   $(36,448,000)
                                          ============    ============    ============

     The current provision for income and withholding taxes includes the following:

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                  1997          1996           1995
                                              ------------   -----------   ------------
Federal income taxes........................  $         --   $        --   $         --
State income taxes..........................            --            --             --
Foreign income taxes........................       305,000       226,000        183,000
Foreign withholding taxes...................        17,000       700,000             --
                                              ------------   -----------   ------------
                                              $    322,000   $   926,000   $    183,000
                                              ============   ===========   ============

     The difference between the Company's current provision for income taxes and the federal statutory rate of 34% is reconciled as follows:

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                  1997          1996           1995
                                              ------------   -----------   ------------
Statutory rate applied to income before
  income taxes..............................  $(14,820,000)  $(7,499,000)  $(12,392,000)
Tax effect of foreign subsidiary losses.....     1,114,000       553,000        457,000
Difference in foreign income tax rates......        87,000        49,000        (23,000)
In-process purchased research and
  development...............................            --            --      4,030,000
Merger-related costs not deductible for tax
  purposes..................................            --            --        790,000
Net operating loss unused/(net of operating
  loss carryforwards utilized)..............    13,691,000     6,958,000      7,996,000
Foreign withholding taxes...................        17,000       700,000             --
Other.......................................       233,000       165,000       (675,000)
                                              ------------   -----------   ------------
                                              $    322,000   $   926,000   $    183,000
                                              ============   ===========   ============

                         NEXSTAR PHARMACEUTICALS, INC.

     At December 31, 1997, the Company had net operating loss and tax credit carryforwards available to reduce future taxable income. Utilization of these losses and credits may be subject to substantial annual limitations due to the separate return limitation years and ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of the net operating losses and credits before utilization. Tax loss and tax credit carryforwards are as follows:

                                          FEDERAL                          STATE
                                ----------------------------    ---------------------------
                                                                               RESEARCH AND
                                    NET         RESEARCH AND        NET        DEVELOPMENT
                                 OPERATING      DEVELOPMENT      OPERATING      AND OTHER
     EXPIRES DECEMBER 31,           LOSS          CREDITS          LOSS          CREDITS
     --------------------       ------------    ------------    -----------    ------------
1999..........................  $    126,000     $       --     $        --     $       --
2000..........................     1,825,000             --              --             --
2001..........................     3,809,000             --              --             --
2002..........................     3,732,000             --       3,636,000             --
2003..........................     6,442,000             --       3,153,000             --
2004..........................     7,287,000             --       3,646,000             --
2005..........................     6,815,000             --       3,717,000             --
2006..........................     2,943,000             --       2,943,000             --
2007..........................     8,002,000        463,000       8,002,000             --
2008..........................    14,857,000      4,669,000      12,403,000      1,397,000
2009..........................     5,284,000        710,000       5,391,000          6,000
2010..........................    15,803,000        517,000       6,564,000        371,000
2011..........................    15,669,000        691,000      10,702,000        500,000
2012..........................    33,045,000      2,408,000      23,338,000        300,000
                                ------------     ----------     -----------     ----------
                                $125,639,000     $9,458,000     $83,495,000     $2,574,000
                                ============     ==========     ===========     ==========

     The components of the Company's deferred tax asset and related valuation allowance as of December 31, 1997 and 1996 are as follows:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1997            1996
                                                          ------------    ------------
Net operating loss carryforwards
  Federal...............................................  $ 42,717,000    $ 31,482,000
  State.................................................     4,175,000       3,008,000
Tax credit carryforwards
  Federal...............................................     9,458,000       7,050,000
  State.................................................     2,574,000       2,274,000
Other -- net............................................     8,649,000       7,266,000
                                                          ------------    ------------
                                                            67,573,000      51,080,000
Valuation allowance.....................................   (67,573,000)    (51,080,000)
                                                          ------------    ------------
Deferred tax asset recognized...........................  $         --    $         --
                                                          ============    ============

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Second Amended and Restated Certificate of Incorporation
                            of the Registrant(1).
          3.2            -- Amended and Restated Bylaws of the Registrant(2).
          4.1            -- Second Amended and Restated Certificate of Incorporation
                            of the Registrant (filed as Exhibit 3.1 to this Report).
          4.2            -- Form of Common Stock certificate of the Registrant(2).
          4.3            -- Indenture, dated as of July 31, 1997, between the
                            Registrant and IBJ Schroder Bank & Trust Company as
                            Trustee, for the Registrant's 6 1/4% Convertible
                            Subordinated Debentures due 2004(3).
          4.4            -- Registration Rights Agreement, dated July 31, 1997, among the Registrant and SBC Warburg Inc. and Oppenheimer &
                            Co., Inc.(3).
         10.1            -- License Agreement between University Research Corporation and the Registrant, effective as of July 17, 1991, as
                            amended on October 26, 1992(4).
         10.2            -- Amendment No. 2, effective April 5, 1996, and Amendment
                            No. 3, dated September 5, 1996, to the License Agreement
                            between University Research Corporation and the
                            Registrant, effective as of July 17, 1991, as amended on
                            October 26, 1992(5).
         10.3            -- Stock Purchase Agreement among the Registrant, Warburg,
                            Pincus Investors, L.P., University Research Corporation
                            and Lawrence M. Gold, dated as of July 17, 1991, as
                            amended on December 4, 1992, and as amended by letter
                            agreement on November 19, 1993(4).
         10.4            -- Employment Agreement, dated July 1, 1991, between the
                            Registrant and Lawrence M. Gold(4).
         10.5            -- Letter Agreement, dated May 1, 1992, between the
                            Registrant and Patrick J. Mahaffy(4).
         10.6            -- Master Equipment Lease Agreement between MMC/GATX
                            Partnership No. 1 and the Registrant, dated as of
                            November 23, 1992(4).
         10.7            -- Research and License Agreement between Eli Lilly and
                            Company and the Registrant, effective as of September 15,
                            1992, and Amendment No. 1 thereto dated as of April 1,
                            1994(2).
         10.8            -- Stock Purchase Agreement among the Registrant, Eli Lilly and Company and Warburg, Pincus Investors, L.P., dated as
                            of September 15, 1992(4).
         10.9            -- Supplement to Stock Purchase Agreement among the
                            Registrant, Eli Lilly and Company, Warburg, Pincus
                            Investors, L.P. and certain additional investors, dated
                            as of September 30, 1992(4).
         10.10           -- Second Supplement to Stock Purchase Agreement among the
                            Company, Accel III, L.P., Accel Japan L.P., Accel
                            Investors '92 L.P., New Enterprise Associates V Limited
                            Partnership, Ven Sed I, Eli Lilly and Company and
                            Warburg, Pincus Investors, L.P., dated as of December 4,
                            1992(4).
         10.11           -- Securities Purchase Agreement among Warburg, Pincus
                            Capital Partners, L.P., Humana Inc. and Vestar, Inc.,
                            dated May 11, 1990(5).

                                 EXHIBIT INDEX


        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.12           -- Collaborative Research Agreement between the Registrant and Schering A.G., dated as of November 16, 1993(4).
         10.13           -- Letter Agreement between the Registrant and Schering
                            A.G., effective February 1, 1997, amending the
                            Collaborative Research Agreement between the Registrant
                            and Schering A.G., dated as of November 16, 1993(5).
         10.14           -- License Agreement between the Registrant and Schering
                            A.G., dated as of November 16, 1993(4).
         10.15           -- Master Equipment Lease Agreement between Phoenix Leasing
                            Incorporated and the Registrant, dated November 15,
                            1993(4).
         10.16           -- Master Lease Agreement between USL Capital Corporation
                            and the Registrant, dated as of November 9, 1995(6).
         10.17           -- Master Lease Agreement, dated as of September 9, 1996,
                            between General Electric Capital Corporation and the
                            Registrant(3).
         10.18           -- Master Security Agreement, dated as of March 27, 1997,
                            between General Electric Capital Corporation and the
                            Registrant(3).
         10.19           -- Letter Agreement, dated January 24, 1994, between Eli
                            Lilly and Company and the Registrant(4).
         10.20           -- Common Stock Purchase Warrant issued to Warburg, Pincus
                            Investors L.P., dated March 27, 1997(7).
         10.21           -- NeXagen, Inc. 1993 Incentive Stock Plan, adopted February
                            8, 1993, as amended(3).
         10.22           -- Registrant's 1995 Director Option Plan, adopted July 25,
                            1995(8).
         10.23           -- Vestar, Inc. 1988 Stock Option Plan(2).
         10.24           -- Registrant's 1994 Employee Stock Purchase Plan, adopted
                            June 9, 1994(2).
         10.25           -- Amendment No. 1 to Registrant's 1994 Employee Stock
                            Purchase Plan, adopted June 9, 1994(1).
         10.26           -- Lease, dated March 26, 1987, between Vestar, Inc. and
                            Majestic Realty Co. and Patrician Associates, Inc. and
                            Amendment No. 1 thereto and Amendment No. 2 thereto,
                            dated as of June 8, 1992(2).
         10.27           -- Third Amendment, dated January 11, 1996, between Majestic
                            Realty Co. and Patrician Associates, Inc. and the
                            Registrant, to Lease, dated March 26, 1987, between
                            Vestar, Inc. and Majestic Realty Co. and Patrician
                            Associates, Inc.(6).
         10.28           -- Assignment and Royalty Agreement, dated December 21,
                            1990, effective as of June 2, 1989, between Vestar, Inc.
                            and City of Hope National Medical Center(9).
         10.29           -- License Agreement, effective as of August 12, 1986,
                            between Vestar, Inc. and The Regents of the University of
                            California(6).
         10.30           -- Agreement by and between Fujisawa USA, Inc. and Vestar,
                            Inc., dated August 9, 1991, and Amendment No 1 thereto,
                            dated as of May 17, 1994(2).
         10.31           -- Amendment No 2 to agreement between Fujisawa USA, Inc.
                            and Vestar, Inc., dated as of April 3, 1995, between
                            Fujisawa USA, Inc. and Vestar, Inc.(10) [Part of this
                            document has been redacted for purposes of
                            confidentiality pursuant to Rule 24b-2 of the Securities
                            Exchange Act of 1934, as amended].
         10.32           -- Amendment No. 3 to Agreement between Fujisawa USA, Inc.
                            and the Registrant, dated March 4, 1996, to the Agreement
                            by and between Fujisawa USA, Inc. and Vestar, Inc., dated
                            August 9, 1991(6).

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.33           -- Lease, dated April 13, 1992, between Vestar, Inc. and
                            Majestic Realty Co. and Patrician Associates, Inc.(2).
         10.34           -- First Amendment to Lease, dated April 10, 1993, between
                            Majestic Realty Co. and Patrician Associates, Inc. and
                            Vestar, Inc. amending Lease, dated April 13, 1992,
                            between Majestic Realty Co. and Patrician Associates,
                            Inc. and Vestar, Inc.(6).
         10.35           -- Master Lease Agreement, dated June 29, 1994, between
                            Vestar, Inc. and Comdisco, Inc.(2).
         10.36           -- Amendment No. 1, dated December 5, 1997, between the
                            Registrant and Comdisco, Inc. to the Master Lease
                            Agreement, dated June 29, 1994, between Vestar, Inc. and
                            Comdisco, Inc.
         10.37           -- Lease Agreement, dated September 28, 1994, between the
                            Registrant and Deane Investment Co., Ltd.(2).
         10.38           -- First Amendment to Lease, dated December 15, 1997,
                            between Deane Investment Co., Ltd. and the Registrant to
                            Lease Agreement, dated September 28, 1994, between the
                            Registrant and Deane Investment Co., Ltd.
         10.39           -- License Agreement, dated December 23, 1992, between
                            Supragen, Inc. and National Jewish Center for Immunology
                            and Respiratory Medicine, as amended(8).
         10.40           -- Employment Agreement, dated March 14, 1997, between the
                            Registrant and Nicole Onetto(7).
         10.41           -- Consulting Agreement, dated January 29, 1998, between the
                            Registrant and Judith A. Hemberger.
         10.42           -- Royalty Agreement, dated October 30, 1995, between the
                            Registrant and Amplimed Corporation(6).
         10.43           -- Pharmaceutical Pricing Agreement between the Secretary of
                            Veterans Affairs and the Registrant, dated April 30,
                            1996(11).
         10.44           -- Master Agreement between Secretary of Veterans Affairs
                            and the Registrant, dated April 30, 1996(11).
         10.45           -- Pharmaceutical Pricing Agreement between the Secretary of
                            Health and Human Services and the Registrant, dated April
                            30, 1996(11).
         10.46           -- Rebate Agreement between the Secretary of Health and
                            Human Services and the Registrant, dated April 30,
                            1996(11).
         10.47           -- Industrial Real Estate Lease, dated July 1, 1996, by and between Wilderness Place, Ltd. and the Registrant(12).
         10.48           -- Sublease Agreement, dated July 31, 1996, between Sybase,
                            Inc. and the Registrant(13).
         10.49           -- Lease Agreement, dated November 6, 1996, between Avalon
                            Investment Company and the Registrant(13).
         10.50           -- Commercial Factoring Agreement between Santander de
                            Factoring, S.A. and NeXstar Farmaceutica, S.A., entered
                            into on May 21, 1996, as amended(5).
         10.51           -- License and Distribution Agreement, dated September 26,
                            1997, by and between Sumitomo Pharmaceuticals Co., Ltd.
                            and the Registrant(5). [Part of the document has been
                            redacted for purposes of confidentiality pursuant to Rule
                            24b-2 of the Securities Exchange Act of 1934, as
                            amended.]

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.52           -- Settlement Agreement, dated August 11, 1997, by and among
                            Registrant, Fujisawa U.S.A., Inc. and The Liposome
                            Company, Inc.(14). [Part of the document has been
                            redacted for purposes of confidentiality pursuant to Rule
                            24b-2 of the Securities Exchange Act of 1934, as
                            amended.]
         10.53           -- Credit Agreement, dated September 1, 1997, by and between the Registrant and Wells Fargo Bank, National
                            Association(14).
         11.1            -- Statement Re: Computation of Net Loss Per Share.
         21.1            -- Subsidiaries of the Registrant.
         23.1            -- Consent of Independent Auditors.
         27.1            -- Financial Data Schedule.

---------------

 (1) Previously filed in the Exhibits to the Registration Statement on Form S-3 (File No. 333-04653), declared effective by the Securities and Exchange Commission on June 19, 1996, which exhibit is incorporated by reference herein.

 (2) Previously filed in the Exhibits to Form 10-K (File No. 0-23012) for the Registrant for the fiscal year ended December 31, 1994, and incorporated by reference herein.

 (3) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended June 30, 1997, and incorporated by reference herein.

 (4) Previously filed in the Exhibits to the Registration Statement on Form S-1 (File No. 33-72142), declared effective by the Securities and Exchange Commission on January 28, 1994, which exhibit is incorporated by reference herein.

 (5) Previously filed in the Exhibits to Form 10-K (File No. 0-23012) for the Registrant for the fiscal year ended December 31, 1996, and incorporated by reference herein.

 (6) Previously filed in the Exhibits to Form 10-K (File No. 0-23012) for the Registrant for the fiscal year ended December 31, 1995, and incorporated by reference herein.

 (7) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended March 31, 1997, and incorporated by reference herein.

 (8) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended September 30, 1995, and incorporated by reference herein.

 (9) Previously filed, on March 22, 1991, in the Exhibits to the Registration Statement on Form S-2 (File No. 33-39549), which exhibit is incorporated by reference herein.

(10) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended March 31, 1995, and incorporated by reference herein.

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

(14) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended September 30, 1997, and incorporated by reference herein.