Form 10-Q
period 1998-03-31
NEXSTAR PHARMACEUTICALS INC
filed 1998-05-13
CIK 915359

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of April 30, 1998 was 27,516,881.

                          NEXSTAR PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

                                                                                                                       PAGE
                                                                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

   Condensed Consolidated Balance Sheets -- March 31, 1998 and December 31, 1997.........................................3

   Condensed Consolidated Statements of Operations -- Three Months Ended March 31, 1998 and 1997.........................4

   Condensed Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1998 and 1997.........................5

   Notes to Condensed Consolidated Financial Statements..................................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of  Operations........................8


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................................13

Item 2.    Changes in Securities........................................................................................13

Item 6.    Exhibits and Reports on Form 8-K.............................................................................13

SIGNATURES .............................................................................................................14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          NEXSTAR PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,         December 31,
                                                                                    1998               1997
                                                                                -------------     --------------
                                                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  49,602,000       $  39,292,000
   Marketable securities                                                          11,949,000          24,997,000
   Accounts receivable                                                            36,047,000          34,623,000
   Inventories                                                                    13,589,000          14,606,000
   Prepaid expenses and other                                                      3,773,000           3,872,000
                                                                               -------------       -------------
Total current assets                                                             114,960,000         117,390,000

Property, plant and equipment, net of
   accumulated depreciation and amortization                                      47,055,000          44,778,000
Patent and trademark costs, net of accumulated amortization                        5,724,000           5,623,000
Other noncurrent assets                                                            3,993,000           2,752,000
                                                                               -------------       -------------
Total assets                                                                   $ 171,732,000       $ 170,543,000
                                                                               =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                       $   4,549,000       $   5,034,000
   Accounts payable                                                                5,999,000           5,237,000
   Accrued compensation and employee benefits                                      3,491,000           4,338,000
   Accrued litigation settlement and related expenses due within one year          1,734,000           1,273,000
   Accrued interest payable                                                          833,000           2,083,000
   Other accrued expenses                                                          5,618,000           4,037,000
   Long-term obligations due within one year                                       4,856,000           5,445,000
                                                                               -------------       -------------
Total current liabilities                                                         27,080,000          27,447,000

Accrued litigation settlement expenses due after one year                          8,542,000           8,767,000
Long-term obligations due after one year                                          12,564,000           8,327,000
Convertible subordinated debentures                                               80,000,000          80,000,000

Commitments and contingencies

Stockholders' equity:
   Common stock                                                                      275,000             274,000
   Additional paid-in capital                                                    216,293,000         216,159,000
   Deferred compensation                                                            (127,000)           (151,000)
   Cumulative translation adjustment                                                (428,000)           (394,000)
   Accumulated deficit                                                          (172,467,000)       (169,886,000)
                                                                               -------------       -------------
Total stockholders' equity                                                        43,546,000          46,002,000
                                                                               -------------       -------------
Total liabilities and stockholders' equity                                     $ 171,732,000       $ 170,543,000
                                                                               =============       =============


See notes to condensed consolidated financial statements.

                          NEXSTAR PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     1998               1997
                                                 ------------       ------------

Revenues:
    Product revenues                             $ 23,517,000       $ 20,008,000
    License fee                                     3,000,000               --
    Royalties                                         686,000               --
    Collaborative agreements and contracts            750,000            521,000
    Interest income                                   730,000            338,000
                                                 ------------       ------------
Total revenues                                     28,683,000         20,867,000
                                                 ------------       ------------

Expenses:
    Cost of goods sold                              4,840,000          4,456,000
    Research and development                       13,310,000         12,757,000
    Selling, general and administrative            11,156,000         12,827,000
    Interest expense                                1,695,000            524,000
                                                 ------------       ------------
Total expenses                                     31,001,000         30,564,000
                                                 ------------       ------------

Loss before provision for income taxes             (2,318,000)        (9,697,000)
Provision for income taxes                            263,000             24,000
                                                 ------------       ------------

Net loss                                         $ (2,581,000)      $ (9,721,000)
                                                 ============       ============

Net loss per share                               $      (0.09)      $      (0.37)
                                                 ============       ============

Shares used in computing net loss per share        27,467,000         26,424,000
                                                 ============       ============




See notes to condensed consolidated financial statements.

                          NEXSTAR PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 --------------------------------
                                                                                     1998                1997
                                                                                 -------------      -------------
OPERATING ACTIVITIES
Net loss                                                                         $ (2,581,000)      $ (9,721,000)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of property, plant and equipment                2,437,000          2,405,000
      Amortization of intangible assets                                               372,000            418,000
      Compensation expense related to grant of options and sales of stock,
        including amortization of deferred compensation                                24,000             65,000
      Other                                                                           (68,000)            94,000
      Changes in operating assets and liabilities:
        Accounts receivable                                                        (1,333,000)        (3,072,000)
        Inventories                                                                 1,017,000             89,000
        Prepaid expenses and other                                                     99,000           (469,000)
        Other noncurrent assets                                                    (1,987,000)             1,000
        Accounts payable                                                           (1,411,000)        (3,404,000)
        Accrued compensation and employee benefits                                   (847,000)          (389,000)
        Accrued interest                                                           (1,250,000)              --
        Accrued litigation settlement and related expenses                            236,000               --
        Other accrued expenses                                                      1,524,000           (272,000)
                                                                                 ------------       ------------
Net cash used in operating activities                                              (3,768,000)       (14,255,000)

INVESTING ACTIVITIES
Maturities of marketable securities, net                                           13,048,000          8,818,000
Additions to property, plant and equipment                                          1,314,000         (1,705,000)
Additions to patent costs                                                            (277,000)          (426,000)
Deletions from (additions to) other noncurrent assets                                 550,000           (318,000)
                                                                                 ------------       ------------
Net cash provided by investing activities                                          14,635,000          6,369,000

FINANCING ACTIVITIES
Proceeds from (payments on) short-term borrowings, net                               (485,000)         1,681,000
Proceeds from sale-leaseback transactions                                                --            1,313,000
Payments on capital lease obligations                                                (823,000)        (1,093,000)
Proceeds from issuance of long-term debt                                            2,881,000         15,668,000
Repayments on long-term debt                                                         (337,000)          (765,000)
Proceeds from sale of common stock, net of offering costs                             135,000            150,000
                                                                                 ------------       ------------
Net cash provided by financing activities                                           1,371,000         16,954,000
                                                                                 ------------       ------------

Net increase in cash and cash equivalents                                          12,238,000          9,068,000
Cash and cash equivalents at beginning of period                                   39,292,000         21,542,000
                                                                                 ------------       ------------
Cash and cash equivalents at end of period                                       $ 51,530,000       $ 30,610,000
                                                                                 ============       ============


See notes to condensed consolidated financial statements.

                          NEXSTAR PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE 1:       BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

              Certain reclassifications have been made to prior year amounts to agree with the current year presentation.

NOTE 2:       INVENTORIES

              Inventories are summarized as follows:

                                            March 31, 1998    December 31, 1997
                                           ----------------   -----------------
              Finished goods                 $  4,079,000      $   3,512,000
              Work in process                   6,635,000          8,161,000
              Raw materials                     2,875,000          2,933,000
                                             ------------      -------------
              Total inventories              $ 13,589,000      $  14,606,000
                                             ============      =============


NOTE 3:       EARNINGS (LOSS) PER SHARE

              Effective December 31, 1997, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share" ("Statement No. 128"), which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previous fully diluted earnings per share. Earnings per share amounts for all periods presented conform to Statement No. 128.

              The Company's basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and convertible securities are excluded from the computation of diluted earnings per share as their effect is antidilutive. The impact of Statement No. 128 on the calculation of net loss per share for the three months ended March 31, 1998 and 1997 was not material.

NOTE 4:       REPORTING CHANGES

              Effective January 1, 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has reviewed its operations and does not believe that it has any operating segments which are currently reportable.

NOTE 5:       COMMITMENTS AND CONTINGENCIES

              In May 1996, the Company's Spanish subsidiary entered into an agreement to borrow 500 million Spanish Pesetas with such borrowing being secured by the subsidiary's accounts receivable. In February 1997, the agreement was amended to increase the amount that the subsidiary could borrow to 750 million Spanish Pesetas. On April 1, 1998, the Company's Spanish subsidiary terminated the loan as to new borrowings. On April 1, 1998, the outstanding balance of the loan, which is due in May 1998, was 400 million Spanish Pesetas ($2.5 million on April 1, 1998).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks associated with the following: reliance on a single product for a substantial portion of the Company's revenues; general economic and business conditions, including fluctuations in currency exchange rates; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; results of clinical studies; results of research and development activities; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In particular, statements preceded by, followed by or that include the words "expects," anticipates" and "plans" are or may constitute forward-looking statements. The Company's stockholders and potential investors should consider carefully these risks and uncertainties in evaluating NeXstar Pharmaceuticals' financial condition and results of operations.

         NeXstar Pharmaceuticals is an integrated biopharmaceutical company engaged in the discovery, development, manufacture and marketing of proprietary pharmaceutical products to treat life-threatening and other serious oncological, hematological and infectious diseases.

         The Company markets AmBisome, a liposomal formulation of amphotericin B, for the treatment of life-threatening fungal infections and DaunoXome, a liposomal formulation of the anticancer agent daunorubicin, which is used as a first line therapy for the treatment of HIV-associated Kaposi's sarcoma. The Company currently relies on sales of AmBisome in Europe for a substantial majority of its product revenues and expects sales of AmBisome in Europe to account for a majority of its revenues in 1998.

         The Company is conducting Phase II clinical trials for MiKasome, the Company's liposomal formulation of amikacin, a potent aminoglycoside antibiotic. These trials are assessing the effect of MiKasome in patients with chronic urinary tract infections and in patients with infections related to stable cystic fibrosis. Additional Phase II clinical trials are planned for 1998 in the U.S. and Europe in patients with hospital-acquired pneumonia. Pending results of these trials, the Company anticipates beginning its first Phase III trial for MiKasome in the first half of 1999.

         Several of the Company's SELEX process-derived compounds (including aptamer antagonists to vascular endothelial growth factor ("VEGF") and aptamers which inhibit the activity of certain selectins) are in preclinical or early preclinical development. The Company plans to file an Investigational New Drug ("IND") application in the U.S. in 1998 for its antagonist to VEGF for the treatment of the most severe ("wet") form of age-related macular degeneration. The timing of the IND application for the VEGF antagonist and the clinical trials for MiKasome may be affected by many factors including, among others, unanticipated delays; unexpected preclinical or clinical trial results, as applicable; and difficulties in enrolling patients. There can be no assurance that the Company will be able to meet the time schedule which it has established for any of its products.

         In connection with a majority of its European sales, the Company prices its products in the currencies of the countries into which they are sold (the "Payment Currencies"), and revenues in the past have been and in the future could be adversely affected by currency fluctuations. A significant majority of the Company's manufacturing costs are in U.S. Dollars. Therefore, any decline in the value of the Payment Currencies relative to the U.S. Dollar is likely to negatively impact gross margins for the Company's products since the Company's manufacturing costs would stay approximately the same while its revenue in terms of U.S. Dollars would decline. Sales in Germany, the U.K., Italy and Spain together accounted for 56% of the Company's product revenues for the three months ended March 31, 1998. The Company prices its products in each of these four countries in the local currency.

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

RESULTS OF OPERATIONS

Three months ended March 31, 1998

         PRODUCT REVENUES. Product revenues increased 18% to $23.5 million for the three months ended March 31, 1998 from $20.0 million for the corresponding period in 1997 primarily due to an increase in unit sales of AmBisome in European markets. Gains from increased unit sales were offset by a reduction in the average selling price (as calculated in U.S. Dollars) compared to the corresponding periods of 1997, approximately half of which reduction was due to the appreciation in the value of the U.S. Dollar compared to the European currencies received in payment for the product. A significant majority of the Company's product sales are in European currencies. Absent an increase in the price of the Company's products throughout Europe or a general decline in the value of the U.S. Dollar versus most leading European currencies, the continued strength of the U.S. Dollar may significantly impact the Company's revenues as denominated in U.S. Dollars. As a result of the U.S. approval of AmBisome in the third quarter of 1997, the Company anticipates that a greater percentage of sales during future periods will occur outside of Europe.

         LICENSE FEE. During the three months ended March 31, 1998, the Company recorded a $3 million milestone payment from Sumitomo Pharmaceuticals Co., Ltd. related to AmBisome rights in Japan.

         ROYALTIES. During the three months ended March 31, 1998, the Company received royalties of $686,000 in connection with the sale of AmBisome in the U.S. following the third quarter 1997 approval of AmBisome by the U.S. Food and Drug Administration. This amount will increase if the amount of sales of AmBisome in the U.S. increases.

         COLLABORATIVE AGREEMENTS AND CONTRACTS. Collaborative agreement and contract revenues increased to $750,000 for the three months ended March 31, 1998 compared to $521,000 for the corresponding period of 1997. The increase was due in part to Schering A.G., in February 1997, agreeing to increase its annual funding to the Company to $2.4 million from $1.0 million in connection with a collaborative research agreement first entered into in 1993. Collaborative agreement and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and performance of contract benchmarks.

         INTEREST INCOME. Interest income increased to $730,000 for the three months ended March 31, 1998 compared to $338,000 for the corresponding period of 1997. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

         COST OF GOODS SOLD. Cost of goods sold was $4.8 million, or 21% of product revenues, for the three months ended March 31, 1998, compared to $4.5 million, or 22% of product revenues, for the corresponding period of 1997. The increase in cost of goods sold was primarily due to increased sales of the Company's products. The decrease in cost of goods sold as a percentage of product revenue was primarily due to a reduction in the average manufacturing cost of the products sold by the Company. The decrease was partially offset by a reduction in the average revenue per vial of product sold due in part to increased sales of AmBisome to Fujisawa USA, Inc. ("Fujisawa") at cost in connection with the October 1, 1997 sales launch of AmBisome in the U.S. Pursuant to an agreement between the two firms, the Company and Fujisawa co-promote AmBisome in the United States and the Company sells AmBisome to Fujisawa at cost for sale in the U.S. In addition, the Company receives 20% of the gross profits from all U.S. sales. As the Company's sales of AmBisome to Fujisawa increase as a percentage of total AmBisome sales, the cost of goods sold as a percentage of revenues is expected to increase. Cost of goods sold consists primarily of raw materials, allocations of overhead, labor and equipment costs and charges associated with services provided by outside vendors.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 4% to $13.3 million for the three months ended March 31, 1998 compared to $12.8 million for the corresponding period of 1997. The increase in research and development expenses is primarily attributable to increased costs related to toxicity studies and clinical studies for MiKasome. For the three months ended March 31, 1998, $664,000 of research and development expenses were sponsored by third parties compared to $488,000 for the corresponding period in 1997. Research and development expenses consist primarily of salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel, consultants, supplies, occupancy costs and depreciation of laboratory equipment and facilities.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 13% to $11.2 million for the three months ended March 31, 1998 compared to $12.8 million for the corresponding period of 1997. The decrease was primarily related to a decrease in litigation expenses due to the settlement in August 1997 of patent litigation between the Company and The Liposome Company, Inc. ("TLC") related to whether AmBisome infringed TLC's patents because of the manner in which it is freeze dried and a credit recorded in connection with the settlement of a fully reserved outstanding loan due to the Company from a biotechnology firm. During the three months ended March 31, 1997, patent litigation expenses were $2.1 million. The decrease was partially offset by accounting charges recorded in connection with the settlement with TLC. In the settlement agreement between TLC and the Company (the "Settlement Agreement"), the Company is required to make payments beginning in 1998 based on AmBisome sales over the next several years. Because the payments are subject to certain minimum and maximum payments, the Company recorded accounting charges in 1997 of $10.0 million, which represented the net present value of all future minimum payments it is required to make. Beginning in 1998, the Company is recording an amortization expense each quarter related to the difference between all future minimum payments and the expense recorded in 1997. In addition, beginning in 1998, the Company is expensing the difference between the minimum and maximum payments, if any. The Company does not expect the difference between its future minimum and maximum payments to TLC to be material. The Company recognized a foreign exchange loss of $54,000 for the three months ended March 31, 1998 compared to a loss of $38,000 for the corresponding period in 1997.

         INTEREST EXPENSE. Interest expense increased to $1.7 million for the three months ended March 31, 1998 from $524,000 for the corresponding period of 1997. The increase was primarily due to interest payable under the $80 million of 6 1/4% Convertible Subordinated Debentures due 2004, on which interest was payable from July 31, 1997 and additional borrowings in connection with several equipment lease arrangements.

         NET LOSS. The Company reported a net loss of $2.6 million, or $0.09 per share, for the three months ended March 31, 1998, compared to a net loss of $9.7 million, or $0.37 per share, for the corresponding period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and marketable securities position at March 31, 1998 was $61.6 million compared to $64.3 million on December 31, 1997. The $2.7 million decrease in cash and cash equivalents and marketable securities position was primarily the result of the following:


         Net cash used in operating activities                 $ (3,768,000)
         Additions to property, plant and equipment                (614,000)
         Payments on short-term borrowings, net                    (485,000)
         Payments on capital lease obligations                     (823,000)
         Proceeds from issuance of long-term debt                 2,881,000
         Repayments on long-term debt                              (337,000)
         Proceeds from sale of common stock, net                    135,000
         Other                                                      273,000
                                                               ------------
                                                               $ (2,738,000)
                                                               ============

          The Company invests its cash and cash equivalents and marketable securities in interest-bearing investment grade securities.

         The Company's accounts receivable balance at March 31, 1998 was $36.0 million as compared to $34.6 million on December 31, 1997. Payment practices vary significantly between countries and increased sales in countries in which payments tend to be slower, often as a result of the pace at which governmental entities reimburse the Company's customers, have in the past increased and in the future may increase the average length that accounts receivable are outstanding and may increase the financial risk of certain of the Company's customers. In certain countries, in particular Greece, Italy and Spain, in which payments have been slow, the amount of accounts receivable owed to the Company is significant. The Company continually seeks improvement in its collection process to maximize its cash flow from product sales in a timely manner.

         As of March 31, 1998, the Company's inventory value was $13.6 million compared to $14.6 million as of December 31, 1997.

         For the three months ended March 31, 1998, the Company had $2.9 million in proceeds from facilities improvement and capital equipment financing transactions. As of March 31, 1998, $2.5 million was available under agreements relating to the financing of manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture and fixtures and facilities improvements.

         In September 1997, the Company entered into a $10 million unsecured line of credit (the "Credit Agreement") with a financial institution. As of March 31, 1998, the Company had borrowings of $2.0 million under the Credit Agreement with an average interest rate of 8.25%. The Credit Agreement, which includes a foreign exchange facility, terminates on September 1, 1998. Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and there are limitations on the Company's ability to incur additional debt or to engage in certain significant transactions.

         In May 1996, the Company's Spanish subsidiary entered into an agreement to borrow 500 million Spanish Pesetas with such borrowing being secured by the subsidiary's accounts receivable. In February 1997, the agreement was amended to increase the amount that the subsidiary could borrow to 750 million Spanish Pesetas. On April 1, 1998, the Company's Spanish subsidiary terminated the loan as to new borrowings. On April 1, 1998, the outstanding balance of the loan, which is due in May 1998, was 400 million Spanish Pesetas ($2.5 million on April 1, 1998).

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

         The Company's future capital requirements will be substantial and will depend on, and could increase as a result of, many factors, including progress of the Company's research, drug discovery and development programs; whether the Company acquires interests in products currently held by third parties; the results and costs of preclinical and clinical testing of the Company's products, if developed; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; the Company's success in entering into collaborative agreements; changes in collaborative research relationships; the costs associated with potential commercialization of its products, if any, including the development of additional manufacturing, marketing and sales capabilities; the cost and availability of third-party financing for capital expenditures; and administrative and legal expenses. In particular, the Company expects to have significant cash requirements in the near future as a result of, but not limited to, increased clinical studies, which are required in order to obtain approvals and expand the indications and markets for the Company's products. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of the Company, dilution to then existing stockholders may result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs or commercialization efforts or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

         It is the Company's belief that the costs to the Company as a result of the computer programming issue involving the year 2000 will be nominal, but no assurance can be given that there will not be some unforeseen issue, in particular, in connection with third parties' computer systems, that may materially affect the Company's operations.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                  The Company believes that there will continue to be significant litigation in the pharmaceutical industry regarding patents and other intellectual property rights, but cannot predict the likelihood of it being involved in any disputes. Any new litigation could consume a substantial portion of the Company's resources regardless of the outcome of such litigation.

                  Both the Company and certain of its competitors have filed oppositions against each other as to patents granted by the European Patent Office and patents granted by the Japanese Patent Office. The Liposome Company, Inc. ("TLC") and the University of California each has patents or patent applications relating to active drug loading techniques that the owners could claim are used in the manufacture of products such as DaunoXome. The Company has opposed the grant of a European and a Japanese patent owned by TLC and is involved in an interference proceeding with a U.S. patent application owned by the University of California relating to such loading technology.

ITEM 2.    CHANGES IN SECURITIES

            None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                  11.1     Statement Re: Computation of Earnings Per Share.

                  27.1     Financial Data Schedule.

                  (b)      REPORTS ON FORM 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEXSTAR PHARMACEUTICALS, INC.



Dated: May 13, 1998                     By:  /s/ PATRICK J. MAHAFFY
                                             -----------------------------
                                             Patrick J. Mahaffy
                                             President and Chief
                                             Executive Officer


Dated: May 13, 1998                     By:  /s/ MICHAEL E. HART
                                             -----------------------------
                                             Michael E. Hart
                                             Vice President and Chief Financial
                                             Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                       Description                           Page
-----------                       -----------                           ----

   11.1            Statement Re: Computation of Earnings Per Share.

   27.1            Financial Data Schedule.