Form 10-Q
period 1998-06-30
NEXSTAR PHARMACEUTICALS INC
filed 1998-08-12
CIK 915359

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM        TO

                               ------------------

                         Commission file number 0-23012


                          NEXSTAR PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                               ------------------


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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of July 31, 1998 was 28,535,189.

                          NEXSTAR PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

                                                                                                                      PAGE
                                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

   Condensed Consolidated Balance Sheets -- June 30, 1998 and December 31, 1997..........................................3

   Condensed Consolidated Statements of Operations -- Three Months and Six Months Ended
       June 30, 1998 and 1997............................................................................................4

   Condensed Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1998 and 1997............................5

   Notes to Condensed Consolidated Financial Statements..................................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........................8


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................................13

Item 2.    Changes in Securities........................................................................................13

Item 4.    Submission of Matters to a Vote of Security Holders..........................................................13

Item 6.    Exhibits and Reports on Form 8-K.............................................................................14

SIGNATURES .............................................................................................................15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          NEXSTAR PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 June 30,           December 31,
                                                                                  1998                 1997
                                                                              --------------      --------------
                                                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                  $   56,242,000      $   39,292,000
   Marketable securities                                                          10,101,000          24,997,000
   Accounts receivable                                                            42,179,000          34,623,000
   Inventories                                                                    12,678,000          14,606,000
   Prepaid expenses and other                                                      3,885,000           3,872,000
                                                                              --------------      --------------
Total current assets                                                             125,085,000         117,390,000

Property, plant and equipment, net of
   accumulated depreciation and amortization                                      47,152,000          44,778,000
Patent and trademark costs, net of accumulated amortization                        5,815,000           5,623,000
Other noncurrent assets                                                            3,779,000           2,752,000
                                                                              ==============      ==============
Total assets                                                                  $  181,831,000      $  170,543,000
                                                                              ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                      $    5,760,000      $    5,034,000
   Accounts payable                                                                5,273,000           5,237,000
   Accrued compensation and employee benefits                                      3,978,000           4,338,000
   Accrued litigation settlement and related expenses due within one year          1,822,000           1,273,000
   Accrued interest payable                                                        2,083,000           2,083,000
   Other accrued expenses                                                          6,394,000           4,037,000
   Long-term obligations due within one year                                       4,864,000           5,445,000
                                                                              --------------      --------------
Total current liabilities                                                         30,174,000          27,447,000

Accrued litigation settlement expenses due after one year                          8,315,000           8,767,000
Long-term obligations due after one year                                          12,650,000           8,327,000
Convertible subordinated debentures                                               80,000,000          80,000,000

Commitments and contingencies

Stockholders' equity:
   Common stock                                                                      285,000             274,000
   Additional paid-in capital                                                    226,731,000         216,159,000
   Deferred compensation                                                            (104,000)           (151,000)
   Cumulative translation adjustment                                                (401,000)           (394,000)
   Accumulated deficit                                                          (175,819,000)       (169,886,000)
                                                                              --------------      --------------
Total stockholders' equity                                                        50,692,000          46,002,000
                                                                              --------------      --------------
Total liabilities and stockholders' equity                                    $  181,831,000      $  170,543,000
                                                                              ==============      ==============



See notes to condensed consolidated financial statements.

                          NEXSTAR PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                ------------------------------      ------------------------------
                                                    1998               1997             1998               1997
                                                ------------      ------------      ------------      ------------
Revenues:
   Product revenues                             $ 26,530,000      $ 22,088,000      $ 50,047,000      $ 42,096,000
   License fee                                            --                --         3,000,000                --
   Royalties                                       1,123,000                --         1,809,000                --
   Collaborative agreements and contracts            600,000           638,000         1,350,000         1,159,000
   Interest income                                   772,000           491,000         1,502,000           829,000
                                                ------------      ------------      ------------      ------------
Total revenues                                    29,025,000        23,217,000        57,708,000        44,084,000
                                                ------------      ------------      ------------      ------------

Expenses:
   Cost of goods sold                              5,321,000         5,520,000        10,161,000         9,976,000
   Research and development                       13,197,000        12,580,000        26,507,000        25,337,000
   Selling, general and administrative            12,132,000        12,281,000        23,288,000        25,108,000
   Interest expense                                1,695,000         1,004,000         3,390,000         1,528,000
                                                ------------      ------------      ------------      ------------
Total expenses                                    32,345,000        31,385,000        63,346,000        61,949,000
                                                ------------      ------------      ------------      ------------

Loss before provision for income taxes            (3,320,000)       (8,168,000)       (5,638,000)      (17,865,000)
Provision for income taxes                            32,000            95,000           295,000           119,000
                                                ------------      ------------      ------------      ------------

Net loss                                        $ (3,352,000)     $ (8,263,000)     $ (5,933,000)     $(17,984,000)
                                                ============      ============      ============      ============

Net loss per share                              $      (0.12)     $      (0.31)     $      (0.21)     $      (0.68)
                                                ============      ============      ============      ============

Shares used in computing net loss per share       27,923,000        26,447,000        27,696,000        26,436,000
                                                ============      ============      ============      ============

See notes to condensed consolidated financial statements.

                          NEXSTAR PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                ------------      ------------
OPERATING ACTIVITIES
Net loss                                                                        $ (5,933,000)     $(17,984,000)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of property, plant and equipment               4,800,000         4,824,000
      Amortization of intangible assets                                              745,000           882,000
      Compensation expense related to grant of options and sales of stock,
         including amortization of deferred compensation                              47,000           137,000
      Other                                                                          (27,000)          (99,000)
      Changes in operating assets and liabilities:
         Accounts receivable                                                      (7,413,000)       (5,883,000)
         Inventories                                                               1,928,000           (14,000)
         Prepaid expenses and other                                                  (13,000)         (451,000)
         Other noncurrent assets                                                  (1,969,000)          (13,000)
         Accounts payable                                                            382,000        (5,699,000)
         Accrued compensation and employee benefits                                 (360,000)          (77,000)
         Other accrued expenses                                                    2,331,000           298,000
                                                                                ------------      ------------
Net cash used in operating activities                                             (5,482,000)      (24,079,000)

INVESTING ACTIVITIES
Maturities of marketable securities, net                                          14,896,000        10,486,000
Additions to property, plant and equipment                                        (5,593,000)       (3,385,000)
Proceeds from sale of investment in life science enterprise                               --         2,683,000
Additions to patent costs                                                           (545,000)         (729,000)
Deletions from (additions to) other noncurrent assets                                550,000          (318,000)
                                                                                ------------      ------------
Net cash provided by investing activities                                          9,308,000         8,737,000

FINANCING ACTIVITIES
Proceeds from short-term borrowings, net                                             726,000         1,765,000
Proceeds from sale-leaseback transactions                                                 --         1,997,000
Payments on capital lease obligations                                             (1,642,000)       (2,279,000)
Proceeds from issuance of long-term debt                                           4,324,000        16,404,000
Repayments on long-term debt                                                        (867,000)       (1,586,000)
Proceeds from sale of common stock, net of offering costs                         10,583,000           642,000
                                                                                ------------      ------------
Net cash provided by financing activities                                         13,124,000        16,943,000
                                                                                ------------      ------------

Net increase in cash and cash equivalents                                         16,950,000         1,601,000
Cash and cash equivalents at beginning of period                                  39,292,000        21,542,000
                                                                                ------------      ------------
Cash and cash equivalents at end of period                                      $ 56,242,000      $ 23,143,000
                                                                                ============      ============



See notes to condensed consolidated financial statements.

                          NEXSTAR PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

          Certain reclassifications have been made to prior year amounts to agree with the current year presentation.

NOTE 2:   INVENTORIES

          Inventories are summarized as follows:

                                   June 30, 1998   December 31, 1997
                                   -------------   -----------------
              Finished goods        $  4,759,000     $  3,512,000
              Work in process          5,275,000        8,161,000
              Raw materials            2,644,000        2,933,000
                                    ------------     ------------
              Total inventories     $ 12,678,000     $ 14,606,000
                                    ============     ============

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

          The Company's basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and convertible securities are excluded from the computation of diluted earnings per share as their effect is antidilutive. The impact of Statement No. 128 on the calculation of net loss per share for the three and six months ended June 30, 1998 and 1997 was not material.

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

NOTE 5:   COMMITMENTS AND CONTINGENCIES AND SALE OF UNREGISTERED SECURITIES

          In May 1996, the Company's Spanish subsidiary entered into an agreement to borrow 500 million Spanish Pesetas with such borrowing being secured by the subsidiary's accounts receivable. In February 1997, the agreement was amended to increase the amount that the subsidiary could borrow to 750 million Spanish Pesetas. On April 1, 1998, the Company's Spanish subsidiary terminated the loan as to new borrowings and the balance of the loan is being reduced as accounts receivable securing the loan are paid off. On June 30, 1998, the outstanding balance of the loan was 270 million Spanish Pesetas ($1.8 million on June 30, 1998).

          On May 27, 1998, the Company entered into a three-part collaboration with Glaxo Wellcome in which (a) Glaxo Wellcome received a non-exclusive right to practice the Company's proprietary SELEX process for target validation; (b) the Company received the exclusive rights to develop and commercialize a liposomal formulation of Glaxo Wellcome's proprietary topoisomerase I inhibitor (lurtotecan), a compound that has completed Phase II clinical trials for the treatment of various cancers; and (c) Glaxo Wellcome acquired 962,117 shares of the Company's common stock, $.01 par value (the "Shares"), for $10 million. The Shares were sold in a private offering in reliance on
          Section 4(2) of the Securities Act of 1933, as amended, since Glaxo Wellcome is a sophisticated investor. In connection with the sale of the Shares, Glaxo Wellcome was granted certain registration rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, risks associated with the following: reliance on a single product for a substantial portion of the Company's revenues; general economic and business conditions, including fluctuations in currency exchange rates; competition; technological advances; ability to obtain rights to technology; ability to obtain and enforce patents; ability to commercialize and manufacture products; results of clinical studies; results of research and development activities; availability of qualified personnel; changes in, or failure to comply with, governmental regulations; ability to obtain adequate financing in the future; and other factors referenced under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. In particular, statements preceded by, followed by or that include the words "expects", "anticipates" and "plans" are or may constitute forward-looking statements. The Company's stockholders and potential investors should consider carefully these risks and uncertainties in evaluating NeXstar Pharmaceuticals' financial condition and results of operations. AmBisome, DaunoXome, MiKasome and NeXstar Pharmaceuticals are registered trademarks of the Company.

         NeXstar Pharmaceuticals is an integrated biopharmaceutical company engaged in the discovery, development, manufacture and marketing of proprietary pharmaceutical products to treat life-threatening and other serious oncological, hematological and infectious diseases.

         The Company markets AmBisome, a liposomal formulation of amphotericin B, for the treatment of life-threatening fungal infections and DaunoXome, a liposomal formulation of the anticancer agent daunorubicin, which is used as a first line therapy for the treatment of HIV-associated Kaposi's sarcoma. The Company currently relies on sales of AmBisome in Europe for a substantial majority of its product revenues and expects sales of AmBisome in Europe to account for a majority of its revenues during the remainder of 1998. In the second quarter of 1998, AmBisome received French approval and is now approved in every European Union country.

         The Company is conducting Phase II clinical trials for MiKasome, the Company's liposomal formulation of amikacin, a potent aminoglycoside antibiotic. These trials are assessing the effect of MiKasome in patients with (a) chronic urinary tract infections, (b) infections related to stable Pseudomonas-colonized cystic fibrosis and (c) nosocomial (hospital-acquired) pneumonia. Pending results of these trials, the Company anticipates beginning its first Phase III trial for MiKasome in 1999. The Company also plans to initiate Phase I clinical trials for NX 211, its liposomal topoisomerase inhibitor, for oncological indications in the first half of 1999. The timing of the clinical trials for MiKasome and NX 211 may be affected by many factors including, among others, unanticipated delays; unexpected preclinical or clinical trial results, as applicable; and difficulties in enrolling patients. There can be no assurance that the Company will be able to meet the time schedule which it has established for any of its products.

         Several of the Company's SELEX process-derived compounds (including aptamer antagonists to vascular endothelial growth factor ("VEGF") and aptamers which inhibit the activity of certain selectins) are in preclinical or early preclinical development. In July 1998, the Company filed an Investigational New Drug ("IND") application in the U.S. for its antagonist to VEGF for the treatment of the most severe ("wet") form of age-related macular degeneration.

         In connection with a majority of its European sales, the Company prices its products in the currencies of the countries into which they are sold (the "Payment Currencies"), and revenues in the past have been and in the future could be adversely affected by currency fluctuations. A significant majority of the Company's manufacturing costs are in U.S. Dollars. Therefore, any decline in the value of the Payment Currencies relative to the U.S. Dollar is likely to negatively impact gross margins for the Company's products since the Company's manufacturing costs would stay approximately the same while its revenue in terms of U.S. Dollars would decline. Sales in Germany, the U.K., Italy and Spain together accounted for 54% and 55%, respectively, of the Company's product revenues for the three months and six months ended June 30, 1998. The Company prices its products in each of these four countries in the local currency.

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

RESULTS OF OPERATIONS

Three months and six months ended June 30, 1998

         PRODUCT REVENUES. Product revenues increased 20% and 19% to $26.5 million and $50.0 million for the three months and six months ended June 30, 1998, respectively, from $22.1 million and $42.1 million for the corresponding periods in 1997 primarily due to an increase in unit sales of AmBisome in European markets. Gains from increased unit sales were offset by a reduction in the average selling price (as calculated in U.S. Dollars) compared to the corresponding periods of 1997, approximately half of which reduction was due to the appreciation in the value of the U.S. Dollar compared to the European currencies received in payment for the product. A significant majority of the Company's product sales are in European currencies. Absent an increase in the price of the Company's products throughout Europe or a general decline in the value of the U.S. Dollar versus most leading European currencies, the continued strength of the U.S. Dollar may significantly impact the Company's revenues as denominated in U.S. Dollars. As a result of the U.S. approval of AmBisome in the third quarter of 1997, the Company anticipates that a greater percentage of sales during future periods will occur outside of Europe.

         LICENSE FEE. In the first quarter of 1998, the Company recorded a $3 million milestone payment from Sumitomo Pharmaceuticals Co., Ltd. related to AmBisome rights in Japan.

         ROYALTIES. During the three months and six months ended June 30, 1998, the Company received royalties of $1.1 million and $1.8 million, respectively, in connection with the sale of AmBisome in the U.S. following the third quarter 1997 approval of AmBisome by the U.S. Food and Drug Administration. This amount will increase if the amount of sales of AmBisome in the U.S. increases.

         COLLABORATIVE AGREEMENTS AND CONTRACTS. Collaborative agreement and contract revenues were $600,000 and $1.4 million for the three months and six months ended June 30, 1998, respectively, compared to $638,000 and $1.2 million for the corresponding periods of 1997. Collaborative agreement and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and performance of contract benchmarks.

         INTEREST INCOME. Interest income increased to $772,000 and $1.5 million for the three months and six months ended June 30, 1998, respectively, compared to $491,000 and $829,000 for the corresponding periods of 1997. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

         COST OF GOODS SOLD. Cost of goods sold was $5.3 million and $10.2 million, or 20% of product revenues, for the three months and six months ended June 30, 1998, respectively, compared to $5.5 million and $10.0 million, or 25% and 24% of product revenues, for the corresponding periods of 1997. The decrease in cost of goods sold as a percentage of product revenue was primarily due to a reduction in the average manufacturing cost of the products sold by the Company. The decrease was partially offset by a reduction in the average revenue per vial of product sold due in part to increased sales of AmBisome to Fujisawa Healthcare, Inc. ("Fujisawa") at cost in connection with the October 1, 1997 sales launch of AmBisome in the U.S. Pursuant to an agreement between the two firms, the Company and Fujisawa co-promote AmBisome in the United States and the Company sells AmBisome to Fujisawa at cost for sale in the U.S. In addition, the Company receives 20% of the gross profits from all U.S. sales. If the Company's sales of AmBisome to Fujisawa increase as a percentage of total AmBisome sales, the cost of goods sold as a percentage of revenues is expected to increase. Cost of goods sold consists primarily of raw materials, allocations of overhead, labor and equipment costs and charges associated with services provided by outside vendors.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 5% and 5% to $13.2 million and $26.5 million for the three months and six months ended June 30, 1998, respectively, compared to $12.6 million and $25.3 million for the corresponding periods of 1997. The increase in research and development expenses is attributable in part to increased costs related to toxicity studies and clinical studies for MiKasome. For the three months and six months ended June 30, 1998, $669,000 and $1.3 million, respectively, of research and development expenses were sponsored by third parties compared to $584,000 and $1.1 million for the corresponding periods in 1997. Research and development expenses consist primarily of salaries and benefits for scientific, regulatory, quality control and pilot manufacturing personnel, consultants, supplies, occupancy costs and depreciation of laboratory equipment and facilities.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 2% and 7% to $12.1 million and $23.3 million for the three months and six months ended June 30, 1998, respectively, compared to $12.3 million and $25.1 million for the corresponding periods of 1997. The decrease was primarily related to (a) a decrease in litigation expenses due to the settlement in August 1997 of patent litigation between the Company and The Liposome Company, Inc. ("TLC") related to whether AmBisome infringed TLC's patents because of the manner in which it is freeze dried and (b) a credit recorded in connection with the settlement of a fully reserved outstanding loan due to the Company from a biotechnology firm. During the three months and six months ended June 30, 1997, patent litigation expenses were $1.5 million and $3.7 million, respectively. The decrease in selling, general and administrative expenses was partially offset by accounting charges recorded in connection with the settlement with TLC. In the settlement agreement between TLC and the Company (the "Settlement Agreement"), the Company is required to make payments which began in 1998 based on AmBisome sales over the next several years. Because the payments are subject to certain minimum and maximum payments, the Company recorded accounting charges in 1997 of $10.0 million, which represented the net present value of all future minimum payments it is required to make. Beginning in 1998, the Company is recording an amortization expense each quarter related to the difference between all future minimum payments and the expense recorded in 1997. In addition, beginning in 1998, the Company is expensing the difference between the minimum and maximum payments, if any. The Company does not expect the difference between its future minimum and maximum payments to TLC to be material. The decrease during the first half of 1998 was also partially offset by an expansion in the Company's French sales force in anticipation of the third quarter 1998 launch of AmBisome. The Company recognized foreign exchange losses of $7,000 and $61,000 for the three months and six months ended June 30, 1998, respectively, compared to losses of $51,000 and $89,000 for the corresponding periods in 1997.

         INTEREST EXPENSE. Interest expense increased to $1.7 million and $3.4 million for the three months and six months ended June 30, 1998, respectively, from $1.0 million and $1.5 million for the corresponding periods of 1997. The increase was primarily due to interest payable under the $80 million of 6 1/4% Convertible Subordinated Debentures due 2004, on which interest was payable from July 31, 1997 and additional borrowings in connection with several equipment lease and financing arrangements.

         NET LOSS. The Company reported a net loss of $3.4 million and $5.9 million, or $0.12 and $0.21 per share, for the three months and six months ended June 30, 1998, respectively, compared to a net loss of $8.3 million and $18.0 million, or $0.31 and $0.68 per share, for the corresponding periods of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and marketable securities position at June 30, 1998 was $66.3 million compared to $64.3 million on December 31, 1997. The $2.1 million increase in cash and cash equivalents and marketable securities position was primarily the result of the following:

         Net cash used in operating activities                $    (5,482,000)
         Additions to property, plant and equipment                (5,593,000)
         Proceeds from short-term borrowings, net                     726,000
         Payments on capital lease obligations                     (1,642,000)
         Proceeds from issuance of long-term debt                   4,324,000
         Repayments on long-term debt                                (867,000)
         Proceeds from sale of common stock, net                   10,583,000
         Other                                                          5,000
                                                              ---------------
                                                              $     2,054,000
                                                              ===============

          The Company invests its cash and cash equivalents and marketable securities in interest-bearing investment grade securities.

          The Company's accounts receivable balance at June 30, 1998 was $42.2 million as compared to $34.6 million on December 31, 1997. The increase in accounts receivable as of June 30, 1998 compared to December 31, 1997 relates primarily to the increased amount and timing of product sales. Payment practices vary significantly between countries and increased sales in countries in which payments tend to be slower, often as a result of the pace at which governmental entities reimburse the Company's customers, have in the past increased and in the future may increase the average length that accounts receivable are outstanding and may increase the financial risk of certain of the Company's customers. In certain countries, in particular Greece, Italy and Spain, in which payments have been slow, the amount of accounts receivable owed to the Company is significant. The Company continually seeks improvement in its collection process to maximize its cash flow from product sales in a timely manner.

         As of June 30, 1998, the Company's inventory value was $12.7 million compared to $14.6 million as of December 31, 1997.

         For the six months ended June 30, 1998, the Company had $4.3 million in proceeds from facilities improvement and capital equipment financing transactions. As of June 30, 1998, $1.1 million was available under agreements relating to the financing of manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture and fixtures and facilities improvements.

         In September 1997, the Company entered into a $10 million unsecured line of credit (the "Credit Agreement") with a financial institution. As of June 30, 1998, the Company had borrowings of $4.0 million under the Credit Agreement with an average interest rate of 8.25%. The Credit Agreement, which includes a foreign exchange facility, terminates on September 1, 1998. Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and there are limitations on the Company's ability to incur additional debt or to engage in certain significant transactions. The Company is currently discussing an extension to the Credit Agreement.

         In May 1996, the Company's Spanish subsidiary entered into an agreement to borrow 500 million Spanish Pesetas with such borrowing being secured by the subsidiary's accounts receivable. In February 1997, the agreement was amended to increase the amount that the subsidiary could borrow to 750 million Spanish Pesetas. On April 1, 1998, the Company's Spanish subsidiary terminated the loan as to new borrowings and the balance of the loan is being reduced as accounts receivable securing the loan are paid off. On June 30, 1998, the outstanding balance of the loan was 270 million Spanish Pesetas ($1.8 million on June 30, 1998).

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

         It is the Company's belief that the costs to the Company as a result of the computer programming issue involving the year 2000 will not be material, but no assurance can be given that there will not be some unforeseen issue, in particular, in connection with third parties' computer systems, that may materially affect the Company's operations.

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

ITEM 2.    CHANGES IN SECURITIES

                  See Note 5 to the Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The following matters were submitted to the stockholders for approval at the Company's Annual Meeting of Stockholders held on May 27, 1998. The total number of shares present, in person or by proxy, and entitled to vote at the annual meeting was 22,814,246. For each proposal, the number of shares voting for and against and the number of shares abstaining, if any, are set forth below:

1. The election of seven directors to serve until the next annual meeting and until their successors have been elected and qualified. The following persons were elected as directors of the Company and received the number of votes set forth below:

         Directors                                For              Against
         ---------                                ---              -------
         Lawrence M. Gold, Ph.D.              22,381,286           432,960
         John D. Baldeschwieler, Ph.D.        22,444,201           370,045
         Judith A. Hemberger, Ph.D.           22,441,898           372,348
         David I. Hirsh, Ph.D.                22,442,440           371,806
         Roger G. Kennedy                     22,406,610           407,636
         Patrick J. Mahaffy                   22,374,285           439,961
         Rodman W. Moorhead, III              22,442,713           371,533

2. Ratification of the appointment of Ernst & Young LLP as Independent Auditors of the Company for the fiscal year ending December 31, 1998:

         For:                                 22,626,240
         Against:                                161,767
         Abstain:                                 26,239

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         10.1 Amendment, dated April 30, 1998, between Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") and the Registrant to the License and Distribution Agreement, dated September 26, 1996, between Sumitomo and the Registrant.

         11.1     Statement Re: Computation of Net Loss Per Share.

         27.1     Financial Data Schedule.

         (b)      REPORTS ON FORM 8-K

                  On May 29, 1998, the Company filed a report on Form 8-K with regard to the entering into of agreements with Glaxo Wellcome pursuant to which the Company licensed certain technology rights to Glaxo Wellcome, Glaxo Wellcome licensed drug rights to the Company and the Company sold $10 million of its common stock to Glaxo Wellcome.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NEXSTAR PHARMACEUTICALS, INC.



Dated: August 13, 1998          By:  /S/PATRICK J. MAHAFFY
                                   ---------------------------------
                                   Patrick J. Mahaffy
                                   President and Chief
                                   Executive Officer


Dated: August 13, 1998          By:   /S/MICHAEL E. HART
                                   ---------------------------------
                                   Michael E. Hart
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
  10.1     Amendment, dated April 30, 1998, between Sumitomo
           Pharmaceuticals Co., Ltd. ("Sumitomo") and the Registrant to
           the License and Distribution Agreement, dated September 26,
           1996, between Sumitomo and the Registrant.

  11.1     Statement Re: Computation of Net Loss Per Share.

  27.1     Financial Data Schedule.