Form 10-Q
period 1998-09-30
NEXSTAR PHARMACEUTICALS INC
filed 1998-11-17
CIK 915359

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

                            -------------------------

                         Commission file number 0-23012


                          NEXSTAR PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                            -------------------------

          Delaware                                       84-1173453
  (State of incorporation)                  (I.R.S. Employer Identification No.)

                              2860 Wilderness Place
                             Boulder, Colorado 80301
                    (Address of principal executive offices)

                  Registrant's telephone number: (303)444-5893



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of October 31, 1998 was 28,585,934.

                          NEXSTAR PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

                                                                                                                 PAGE
                                                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -- September 30, 1998 and December 31, 1997.......................3

          Condensed Consolidated Statements of Operations -- Three Months and Nine Months Ended
           September 30, 1998 and 1997............................................................................4

          Condensed Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1998 and 1997........5

          Notes to Condensed Consolidated Financial Statements....................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...................8


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................................................15

Item 6.   Exhibits and Reports on Form 8-K........................................................................15

SIGNATURES .......................................................................................................16


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         NEXSTAR PHARMACEUTICALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30,       December 31,
                                                                          1998                1997
                                                                      -------------       ------------
                                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                            $ 66,282,000       $ 39,292,000
  Marketable securities                                                     141,000         24,997,000
  Accounts receivable                                                    44,311,000         34,623,000
  Inventories                                                            12,830,000         14,606,000
  Prepaid expenses and other                                              4,067,000          3,872,000
                                                                      -------------       ------------
Total current assets                                                    127,631,000        117,390,000

Property, plant and equipment, net of
  accumulated depreciation and amortization                              41,741,000         44,778,000
Investment in unconsolidated affiliate                                    9,809,000                 --
Patent and trademark costs, net of accumulated amortization               5,514,000          5,623,000
Other noncurrent assets                                                   5,245,000          2,752,000
                                                                      -------------       ------------
Total assets                                                           $189,940,000       $170,543,000
                                                                      =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                 $        --       $  5,034,000
  Accounts payable                                                         4,575,000         5,237,000
  Accrued compensation and employee benefits                               5,403,000         4,338,000
  Accrued litigation settlement and related expenses due within one
  year                                                                     1,933,000         1,273,000
  Accrued interest payable                                                   833,000         2,083,000
  Other accrued expenses                                                   5,542,000         4,037,000
  Long-term obligations due within one year                                3,870,000         5,445,000
                                                                      --------------      ------------
Total current liabilities                                                 22,156,000        27,447,000

Accrued litigation settlement expenses due after one year                  8,084,000         8,767,000
Long-term obligations due after one year                                   9,579,000         8,327,000
Convertible subordinated debentures                                       80,000,000        80,000,000

Commitments and contingencies

Stockholders' equity:
  Common stock                                                               285,000           274,000
  Additional paid-in capital                                             226,803,000       216,159,000
  Deferred compensation                                                      (83,000)         (151,000)
  Cumulative translation adjustment                                         (525,000)         (394,000)
  Accumulated deficit                                                   (156,359,000)     (169,886,000)
                                                                      --------------      ------------
Total stockholders' equity                                                70,121,000        46,002,000
                                                                      --------------      ------------
Total liabilities and stockholders' equity                              $189,940,000      $170,543,000
                                                                      ==============      ============


                         NEXSTAR PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                  ---------------------------    ---------------------------
                                                      1998           1997            1998           1997
                                                  ------------   ------------    ------------   ------------
Revenues:
  Product revenues                                 $27,014,000   $ 23,054,000     $77,061,000   $ 65,150,000
  License fee                                               --             --       3,000,000             --
  Royalties                                          1,214,000             --       3,023,000             --
  Collaborative agreements and contracts               600,000        614,000       1,950,000      1,773,000
  Interest income                                      877,000        742,000       2,379,000      1,571,000
                                                  ------------   ------------    ------------   ------------
Total revenues                                      29,705,000     24,410,000      87,413,000     68,494,000
                                                  ------------   ------------    ------------   ------------

Expenses:
  Cost of goods sold                                 5,355,000      5,625,000      15,516,000     15,601,000
  Research and development                          11,795,000     15,952,000      38,302,000     41,289,000
  Selling, general and administrative               11,702,000     11,102,000      34,432,000     32,554,000
  Litigation settlement and related expenses           317,000     12,424,000         875,000     16,080,000
  Interest expense                                   1,632,000      1,295,000       5,022,000      2,823,000
                                                  ------------   ------------    ------------   ------------
Total expenses                                      30,801,000     46,398,000      94,147,000    108,347,000
                                                  ------------   ------------    ------------   ------------

Operating loss                                      (1,096,000)   (21,988,000)     (6,734,000)   (39,853,000)
Gain on sale of subsidiary                          21,480,000             --      21,480,000             --
                                                  ------------   ------------    ------------   ------------
Income (loss) before provision for income tax
  and equity in loss of unconsolidated affiliate    20,384,000    (21,988,000)     14,746,000    (39,853,000)
Provision for income tax                               200,000         31,000         495,000        150,000
Equity in loss of unconsolidated affiliate            (724,000)            --        (724,000)            --
                                                  ------------   ------------    ------------   ------------
Net income (loss)                                  $19,460,000   $(22,019,000)    $13,527,000   $(40,003,000)
                                                  ============   ============    ============   ============

Net income (loss) per share:
  Basic                                            $      0.68   $      (0.83)    $      0.48   $      (1.51)
                                                  ============   ============    ============   ============
  Diluted                                          $      0.62   $      (0.83)    $      0.48   $      (1.51)
                                                  ============   ============    ============   ============

Shares used in computing net income (loss)
  per share:
  Basic                                             28,537,000     26,524,000      27,980,000     26,465,000
                                                  ============   ============    ============   ============
  Diluted                                           33,489,000     26,524,000      28,266,000     26,465,000
                                                  ============   ============    ============   ============




See notes to condensed consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                           --------------------------------
                                                                               1998                1997
                                                                           ------------        ------------
OPERATING ACTIVITIES
Net income (loss)                                                          $ 13,527,000        $(40,003,000)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
    Depreciation and amortization of property, plant and equipment            7,275,000           7,013,000
    Amortization of intangible assets                                         1,084,000           2,932,000
    Gain on sale of subsidiary                                              (21,480,000)                 --
    Equity in loss of unconsolidated affiliate                                  724,000                  --
    Compensation expense related to grant of options and sales of
      stock, including amortization of deferred compensation                     68,000             203,000
    Other                                                                       229,000              98,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                    (9,324,000)         (8,872,000)
      Inventories                                                             1,776,000           1,986,000
      Prepaid expenses and other                                               (195,000)           (351,000)
      Other noncurrent assets                                                (2,113,000)            (29,000)
      Accounts payable                                                         (280,000)         (6,139,000)
      Accrued compensation and employee benefits                              1,130,000             289,000
      Accrued interest                                                       (1,250,000)            833,000
      Accrued litigation settlement and related expenses                        (23,000)          9,882,000
      Other accrued expenses                                                  1,774,000             491,000
                                                                           ------------        ------------
Net cash used in operating activities                                        (7,078,000)        (31,667,000)

INVESTING ACTIVITIES
Maturities of marketable securities, net                                     24,856,000           1,501,000
Additions to property, plant and equipment                                   (7,068,000)         (7,099,000)
Proceeds from sale of subsidiary                                             15,000,000                  --
Investment in unconsolidated affiliate                                       (4,900,000)                 --
Proceeds from sale of investment in life science enterprise                          --           2,683,000
Additions to patent costs                                                      (771,000)         (1,029,000)
Deletions from other noncurrent assets                                          550,000             706,000
                                                                           ------------        ------------
Net cash provided by (used in) investing activities                          27,667,000          (3,238,000)

FINANCING ACTIVITIES
Payments on short-term borrowings, net                                       (5,034,000)         (6,807,000)
Proceeds from sale-leaseback transactions                                            --           1,997,000
Payments on capital lease obligations                                        (2,221,000)         (3,394,000)
Proceeds from issuance of long-term debt                                      4,324,000          16,404,000
Repayments on long-term debt                                                 (1,323,000)        (24,338,000)
Proceeds from issuance of convertible subordinated debentures,
  net of offering costs                                                              --          77,200,000
Proceeds from sale of common stock, net of offering costs                    10,655,000             986,000
                                                                           ------------        ------------

Net cash provided by financing activities                                     6,401,000          62,048,000
                                                                           ------------        ------------

Net increase in cash and cash equivalents                                    26,990,000          27,143,000
Cash and cash equivalents at beginning of period                             39,292,000          21,542,000
                                                                           ------------        ------------
Cash and cash equivalents at end of period                                 $ 66,282,000        $ 48,685,000
                                                                           ============        ============


See notes to condensed consolidated financial statements.

                          NEXSTAR PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1:     BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

            Certain reclassifications have been made to prior year amounts to agree with the current year presentation.

NOTE 2:     INVENTORIES

            Inventories are summarized as follows:

                           September 30,        December 31,
                              1998                 1997
                           -----------          -----------
Finished goods             $ 4,973,000          $ 3,512,000
Work in process              5,460,000            8,161,000
Raw materials                2,397,000            2,933,000
                           -----------          -----------
Total inventories          $12,830,000          $14,606,000
                           ===========          ===========

NOTE 3:     NET INCOME (LOSS) PER SHARE

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

            The Company's basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are included in the computation of diluted net income per share for the three months and nine months ended September 30, 1998. In addition, common equivalent shares from convertible securities are included in the computation of diluted net income per share for the three months ended September 30, 1998. Common equivalent shares from stock options, warrants and convertible securities are excluded from the computation of diluted net loss per share for the three months and nine months ended September 30, 1997 as their effect is antidilutive.

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

NOTE 5:     COMMITMENTS AND CONTINGENCIES

            In May 1996, the Company's Spanish subsidiary entered into an agreement to borrow 500 million Spanish Pesetas with such borrowing being secured by the subsidiary's accounts receivable. In February 1997, the agreement was amended to increase the amount that the subsidiary could borrow to 750 million Spanish Pesetas. On April 1, 1998, the Company's Spanish subsidiary terminated the loan as to new borrowings and the balance of the loan was paid in full in September 1998.

            In September 1997, the Company entered into a $10 million unsecured line of credit (the "Credit Agreement") with an average interest rate of 8.25% with a financial institution. Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and there are limitations on the Company's ability to incur additional debt or to engage in certain significant transactions. The Credit Agreement, which includes a foreign exchange facility, expires November 1, 1999. As of September 30, 1998, the Company had no borrowings under the Credit Agreement.

NOTE 6:     SALE OF SUBSIDIARY

            On August 15, 1998, the Company sold a 51% interest (the "Interest") in its newly established subsidiary Poligo L.L.C., a Delaware limited liability company ("Proligo"), to SKW Americas, Inc. ("SKW"). Proligo was formed in July 1998 and initially consisted of the assets of the Company's NeXstar Technology Products division, a manufacturer of oligonucleotides and specialty chemicals for the pharmaceuticals industry. As payment for the Interest, the Company received $15 million and a 49% interest in PerSeptive Biosystems GmbH, Hamburg, a company in Hamburg, Germany (the "Hamburg Company"), which specializes in the manufacture of nucleoside phosphoramidite monomers. The 49% interest of the Hamburg Company had a fair market value of approximately $4.9 million. In addition, SKW will pay the Company $3 million in guaranteed payments and up to $20.5 million in performance-based milestones over the next five years. As part of the transaction, the Company contributed $4.9 million and its 49% interest in the Hamburg Company to Proligo. SKW contributed $5.1 million and the remaining 51% interest in the Hamburg Company to Proligo. In the third quarter of 1998, the Company recorded a $21.5 million gain in connection with this sale.

NOTE 7:     SPIN-OFF OF DRUG DISCOVERY ORGANIZATION

            On August 18, 1998, the Company announced that its Board of Directors was actively evaluating the spin-off to its stockholders of its drug discovery organization, thereby dividing the existing company into two independent, publicly traded companies. On October 14, 1998, the Company announced that it will proceed to separate its existing businesses subject to certain conditions. One company, which will continue to operate under the NeXstar Pharmaceuticals name, will become a specialty pharmaceutical company focused on oncology and infectious diseases, leveraging its core liposomal technology and the in-licensing of late stage compounds. The other company, to be named Iterex Technologies, Inc. ("Iterex"), will further commercialize its proprietary compound discovery technologies. Iterex will be staffed with approximately 90 employees of which 85 are currently employed by the Company.

            The split will be accomplished through a dividend of shares of Iterex to existing NeXstar Pharmaceuticals stockholders and is expected to be finalized during the first half of 1999. The transaction is intended to qualify as a tax-free spin-off for both NeXstar Pharmaceuticals and its stockholders and is subject to certain conditions, including the receipt of a favorable IRS ruling (or favorable opinion of legal counsel).

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

            The Company is conducting Phase II clinical trials for MiKasome, the Company's liposomal formulation of amikacin, a potent aminoglycoside antibiotic. These trials are assessing the effect of MiKasome in patients with (a) chronic urinary tract infections, (b) infections related to stable Pseudomonas-colonized cystic fibrosis and (c) nosocomial (hospital-acquired) pneumonia. Additional phase II studies are anticipated to begin in 1999. The Company also plans to initiate Phase I clinical trials for NX 211, its liposomal topoisomerase inhibitor, for oncological indications in the first half of 1999. The timing of the clinical trials for MiKasome and NX 211 may be affected by many factors including, among others, unanticipated delays; unexpected preclinical or clinical trial results, as applicable; and difficulties in enrolling patients. There can be no assurance that the Company will be able to meet the time schedule which it has established for any of its products.

            Several of the Company's SELEX process-derived compounds (including aptamer antagonists to vascular endothelial growth factor ("VEGF") and aptamers which inhibit the activity of certain selectins) are in preclinical or early preclinical development. In August 1998, the Company's Investigational New Drug ("IND") filing was approved by the U.S. Food and Drug Administration for its antagonist to VEGF (NX 1838) for the treatment of the most severe ("wet") form of age-related macular degeneration. The Company is currently conducting a Phase I clinical trial of NX 1838 in patients with age-related macular degeneration.

            In connection with a majority of its European sales, the Company prices its products in the currencies of the countries into which they are sold (the "Payment Currencies"), and revenues in the past have been and in the future could be adversely affected by currency fluctuations. A significant majority of the Company's manufacturing costs are in U.S. Dollars. Therefore, any decline in the value of the Payment Currencies relative to the U.S. Dollar is likely to negatively impact gross margins for the Company's products since the Company's manufacturing costs would stay approximately the same while its revenue in terms of U.S. Dollars would decline. Sales in Germany, the U.K., Italy and Spain together accounted for 55% and 56%, respectively, of the Company's product revenues for the three months and nine months ended September 30, 1998. The Company prices its products in each of these four countries in the local currency.

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

ANTICIPATED SPIN-OFF; WORKFORCE REDUCTION

            On August 18, 1998, the Company announced that its Board of Directors was actively evaluating the spin-off to its stockholders of its drug discovery organization, thereby dividing the existing company into two independent, publicly traded companies. On October 14, 1998, the Company announced that it will proceed to separate its existing businesses subject to certain conditions. One company, which will continue to operate under the NeXstar Pharmaceuticals name, will become a specialty pharmaceutical company focused on oncology and infectious diseases, leveraging its core liposomal technology and the in-licensing of late stage compounds. The other company, to be named Iterex Technologies, Inc. ("Iterex"), will further commercialize its proprietary compound discovery technologies. Iterex will be staffed with approximately 90 employees of which 85 are currently employed by the Company.

            The split will be accomplished through a dividend of shares of Iterex to existing NeXstar Pharmaceuticals stockholders (the "Iterex Spin-off") and is expected to be finalized during the first half of 1999. The Iterex Spin-off is intended to qualify as a tax-free spin-off for both NeXstar Pharmaceuticals and its stockholders and is subject to certain conditions, including the receipt of a favorable IRS ruling (or favorable opinion of legal counsel).

            The Company expects that it will incur Iterex Spin-off related expenses of approximately $3.0 million prior to the consummation the spin-off. The Company further expects to realize annual research and general and administrative expense savings of approximately $17.5 million as a result of the Iterex Spin-off (including savings from the transfer to Iterex of approximately 85 current Company employees). These cost savings, and the amount of the Iterex Spin-off related expenses, will be further refined as the Company continues to identify assets and liabilities to be transferred to Iterex.

            In addition, on October 14, 1998, the Company reduced its workforce by approximately 75 employees (the "Workforce Reduction"). As a result of the Workforce Reduction, NeXstar Pharmaceuticals expects to realize savings of approximately $3.5 million per year, and will incur a one-time expense in the three months ending December 31, 1998 of approximately $2.0 million related to severance packages for discharged employees.

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 1998

            PRODUCT REVENUES. Product revenues increased 17% and 18% to $27.0 million and $77.1 million for the three months and nine months ended September 30, 1998, respectively, from $23.1 million and $65.2 million for the corresponding periods in 1997 primarily due to an increase in unit sales of AmBisome in European markets. A significant majority of the Company's product sales are in European currencies. The Company anticipates that a greater percentage of sales during future periods will occur outside of Europe as a result of the U.S. approval of AmBisome in the third quarter of 1997.

            LICENSE FEE. In the first quarter of 1998, the Company recorded a $3.0 million milestone payment from Sumitomo Pharmaceuticals Co., Ltd. related to AmBisome rights in Japan.

            ROYALTIES. During the three months and nine months ended September 30, 1998, the Company received royalties of $1.2 million and $3.0 million, respectively, primarily in connection with the sale of AmBisome in the U.S. following the third quarter 1997 approval of AmBisome by the U.S. Food and Drug Administration. This amount will increase if the amount of sales of AmBisome in the U.S. increases.

            COLLABORATIVE AGREEMENTS AND CONTRACTS. Collaborative agreement and contract revenues were $600,000 and $2.0 million for the three months and nine months ended September 30, 1998, respectively, compared to $614,000 and $1.8 million for the corresponding periods of 1997. Collaborative agreement and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and performance of contract benchmarks.

            INTEREST INCOME. Interest income increased to $877,000 and $2.4 million for the three months and nine months ended September 30, 1998, respectively, compared to $742,000 and $1.6 million for the corresponding periods of 1997. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

            COST OF GOODS SOLD. Cost of goods sold was $5.4 million and $15.5 million, or 20% of product revenues, for the three months and nine months ended September 30, 1998, respectively, compared to $5.6 million and $15.6 million, or 24% of product revenues, for the corresponding periods of 1997. The decrease in cost of goods sold as a percentage of product revenue was primarily due to a reduction in the average manufacturing cost of the products sold by the Company. The decrease was partially offset by a reduction in the average revenue per vial of product sold due in part to increased sales of AmBisome to Fujisawa Healthcare, Inc. ("Fujisawa") at cost in connection with the October 1, 1997 sales launch of AmBisome in the U.S. Pursuant to an agreement between the two firms, the Company and Fujisawa co-promote AmBisome in the United States and the Company sells AmBisome to Fujisawa at cost for sale in the U.S. In addition, the Company receives 20% of the gross profits from all U.S. sales. If the Company's sales of AmBisome to Fujisawa increase as a percentage of total AmBisome sales, the cost of goods sold as a percentage of revenues is expected to increase. Cost of goods sold consists primarily of raw materials, allocations of overhead, labor and equipment costs and charges associated with services provided by outside vendors.

            RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 26% and 7% to $11.8 million and $38.3 million for the three months and nine months ended September 30, 1998, respectively, compared to $16.0 million and $41.3 million for the corresponding periods of 1997. The decrease in research and development expenses is primarily related to charges in 1997, including (i) a charge in the third quarter of 1997 of $1.4 million for validation expenses related to product scale-up; (ii) an expense of $1.3 million related to the write off of capitalized purchased technology which the Company had been amortizing over a four-year period, but which the Company decided not to pursue; and (iii) $500,000 in reorganizational expenses related to research and development consolidation activities, including certain staff reductions. The remaining decrease was primarily due to a reduction in research and development related expenses of the NeXstar Technology Products division due to its sale on August 15, 1998. For the three months and nine months ended September 30, 1998, $629,000 and $2.0 million, respectively, of research and development expenses were sponsored by third parties compared to $656,000 and $1.7 million for the corresponding periods in 1997. Research and development expenses consist primarily of salaries and benefits for scientific, consultants, supplies, occupancy costs and depreciation of laboratory equipment and facilities.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 5% and 6% to $11.7 million and $34.4 million for the three months and nine months ended September 30, 1998, respectively, compared to $11.1 million and $32.6 million for the corresponding periods of 1997. In August 1998, the Company recorded an expense of approximately $760,000 pursuant to a separation agreement between the Company and Patrick J. Mahaffy upon his resignation as president, chief executive officer and director of the Company. The remaining increase was primarily related to an expansion in the Company's French sales force in anticipation of the third quarter 1998 launch of AmBisome, offset by a credit recorded in connection with the settlement of a fully reserved outstanding loan due to the Company from a biotechnology firm. The Company recognized foreign exchange losses of $11,000 and $72,000 for the three months and nine months ended September 30, 1998, respectively, compared to losses of $130,000 and $219,000 for the corresponding periods in 1997.

            LITIGATION SETTLEMENT AND RELATED EXPENSES. Litigation settlement and related expenses decreased to $317,000 and $875,000 for the three months and nine months ended September 30, 1998, respectively, from $12.4 million and $16.1 million for the corresponding periods of 1997. The amounts in 1997 reflect litigation expenses due to the settlement in August 1997 of patent litigation between the Company and The Liposome Company, Inc. ("TLC") related to whether AmBisome infringed TLC's patents because of the manner in which it is freeze dried. In the settlement agreement between TLC and the Company (the "Settlement Agreement"), the Company is required to make payments which began in 1998 based on AmBisome sales over the next several years. Because the payments are subject to certain minimum and maximum payments, the Company recorded accounting charges in 1997 of $10.0 million, which represented the net present value of all future minimum payments it is required to make. Beginning in 1998, the Company is recording an amortization expense each quarter related to the difference between all future minimum payments and the expense recorded in 1997. In addition, beginning in 1998, the Company is expensing the difference between the minimum and maximum payments, if any. The Company does not expect the difference between its future minimum and maximum payments to TLC to be material.

            INTEREST EXPENSE. Interest expense increased to $1.6 million and $5.0 million for the three months and nine months ended September 30, 1998, respectively, from $1.3 million and $2.8 million for the corresponding periods of 1997. The increase was primarily due to interest payable under the $80 million of 6 1/4% Convertible Subordinated Debentures due 2004, on which interest was payable from July 31, 1997 and additional borrowings in connection with several equipment lease and financing arrangements.

            GAIN ON SALE OF SUBSIDIARY. In the third quarter of 1998, the Company recorded a $21.5 million gain on the sale of its 51% interest (the "Interest") in its newly established subsidiary, Proligo L.L.C., a Delaware limited liability company ("Proligo"), to SKW Americas, Inc. ("SKW"). Proligo was formed in July 1998 and initially consisted of the assets of the Company's NeXstar Technology Products division, a manufacturer of oligonucleotides and specialty chemicals for the pharmaceuticals industry. As payment for the Interest, the Company received $15 million and a 49% interest in PerSeptive Biosystems GmbH, Hamburg, a company in Hamburg, Germany (the "Hamburg Company"), which specializes in the manufacture of nucleoside phosphoramidite monomers. The 49% interest of the Hamburg Company had a fair market value of approximately $4.9 million. In addition, SKW will pay the Company $3.0 million in guaranteed payments and up to $20.5 million in performance-based milestones over the next five years. As part of the transaction, the Company contributed $4.9 million and its 49% interest in the Hamburg Company to Proligo. SKW contributed $5.1 million and the remaining 51% interest in the Hamburg Company to Proligo.

            EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE. In the third quarter of 1998, the Company recorded $724,000 as its equity in the loss from Proligo representing its 49% share of losses from August 15 through September 30, 1998. The Company expects to record additional equity in the loss from its investment in Proligo L.L.C. through fiscal year 1999.

            NET INCOME (LOSS). The Company reported net income of $19.5 million and $13.5 million, or $0.68 and $0.48 per basic share and $0.62 and $0.48 per diluted share, for the three months and nine months ended September 30, 1998, respectively, compared to a net loss of $22.0 million and $40.0 million, or $0.83 and $1.51 per basic and diluted share, for the corresponding periods of 1997.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's cash and cash equivalents and marketable securities position at September 30, 1998 was $66.4 million compared to $64.3 million on December 31, 1997. The $2.1 million increase in cash and cash equivalents and marketable securities position was primarily the result of the following:

Net cash used in operating activities               $ (6,672,000)
Additions to property, plant and equipment            (7,474,000)
Proceeds from sale of subsidiary                      15,000,000
Investment in unconsolidated affiliate                (4,900,000)
Payments on short-term borrowings, net                (5,034,000)
Payments on capital lease obligations                 (2,221,000)
Proceeds from issuance of long-term debt               4,324,000
Repayments on long-term debt                          (1,323,000)
Proceeds from sale of common stock, net               10,655,000
Other                                                   (221,000)
                                                    ------------
                                                    $  2,134,000
                                                    ============

              The Company invests its cash and cash equivalents and marketable securities in interest-bearing investment grade securities.

            The Company's accounts receivable balance at September 30, 1998 was $44.3 million as compared to $34.6 million on December 31, 1997. The increase in accounts receivable as of September 30, 1998 compared to December 31, 1997 relates primarily to the increased amount of product sales. Payment practices vary significantly between countries and increased sales in countries in which payments tend to be slower, often as a result of the pace at which governmental entities reimburse the Company's customers, have in the past increased and in the future may increase the average length that accounts receivable are outstanding and may increase the financial risk of certain of the Company's customers. In certain countries, in particular Greece, Italy and Spain, in which payments have been slow, the amount of accounts receivable owed to the Company is significant. The Company continually seeks improvement in its collection process to maximize its cash flow from product sales in a timely manner.

            For the nine months ended September 30, 1998, the Company had $4.3 million in proceeds from facilities improvement and capital equipment financing transactions. As of September 30, 1998, $1.1 million was available under agreements relating to the financing of manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture and fixtures and facilities improvements.

            In September 1997, the Company entered into a $10 million unsecured line of credit (the "Credit Agreement") with an average interest rate of 8.25% with a financial institution. Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and there are limitations on the Company's ability to incur additional debt or to engage in certain significant transactions. The Credit Agreement, which includes a foreign exchange facility, expires November 1, 1999. As of September 30, 1998, the Company had no borrowings under the Credit Agreement.

            In May 1996, the Company's Spanish subsidiary entered into an agreement to borrow 500 million Spanish Pesetas with such borrowing being secured by the subsidiary's accounts receivable. In February 1997, the agreement was amended to increase the amount that the subsidiary could borrow to 750 million Spanish Pesetas. On April 1, 1998, the Company's Spanish subsidiary terminated the loan as to new borrowings and the balance of the loan was paid in full in September 1998.

            The Company does not have any commitments to provide additional funding to Proligo.

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

            The Company's future capital requirements will be substantial and will depend on, and could increase as a result of, many factors, including: successful completion of the Iterex spin-off; progress of the Company's research, drug discovery and development programs; whether the Company acquires interests in products currently held by third parties; the results and costs of preclinical and clinical testing of the Company's products, if developed; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; the Company's success in entering into collaborative agreements; changes in collaborative research relationships; the costs associated with potential commercialization of its products, if any, including the development of additional manufacturing, marketing and sales capabilities; the cost and availability of third-party financing for capital expenditures; and administrative and legal expenses. In particular, the Company expects to have significant cash requirements in the near future as a result of, but not limited to, increased clinical studies, which are required in order to obtain approvals and expand the indications and markets for the Company's products. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of the Company, dilution to then existing stockholders may result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs or commercialization efforts or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

YEAR 2000 ISSUES

            The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

            The Company has substantially completed a review of its internal computer systems and is conducting a review of the external computer systems on which it relies to determine what action will be necessary or appropriate in connection with the Year 2000 issue. As a result of its review, the Company has determined :

            It will be required to modify or replace certain portions of its software and hardware, and upgrade certain software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have an impact on the efficiencies of the Company.

            The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, planning, testing and implementation and two categories: information technology systems ("IT Systems") and manufacturing and laboratory equipment ("Operating Equipment").

            With respect to IT Systems, the completed assessment indicated that most of the Company's significant IT Systems, in particular, the general ledger, billing, and inventory systems, are Year 2000 compliant. This is a result of (a) the newness of the Company's personal and mini-computer systems (most of its date data is stored using four digits for years and the software residing in its embedded chips recognizes correctly the nuances of the upcoming uncommon leap year), (b) the Company's reliance primarily on personal and mini-computers and not on older mainframes for most of its computing needs and (c) the nature of the Company's business (i.e., the Company is neither a consumer nor financial-based business). For the remaining IT Systems exposures, to date, the Company has completed the planning phase and expects to complete software replacement and upgrades no later than March 31, 1999. Once software is replaced or upgraded for a system, the Company begins testing and implementation.

These phases run concurrently for different systems. Completion of the testing and implementation phases for all significant systems is expected by June 30, 1999.

            With respect to Operating Equipment, the assessment indicated that certain software and embedded chips used in certain Operating Equipment may be at risk. For its Operating Equipment exposures, the Company is completing its planning phase. Scheduling and testing of this equipment is more difficult than the testing of the IT systems; the majority of the testing is planned to occur during an annual manufacturing shutdown beginning December 1998. Once testing is complete, the Company will implement any upgrades or replace any non-compliant software or hardware. Testing and implementation of affected equipment is expected to be complete by September 30, 1999.

            The Company does not share information systems with any suppliers, subcontractors, customers or other outside parties ("Third-party Entities"). The Company has requested, and will continue to seek, information from Third-party Entities on which it relies, certifying that their computer systems will not negatively affect the Company's operations. The Company currently relies on third-party vendors in connection with much of its payroll and benefits systems. In addition, the Company could be affected by the failure of various governmental entities to appropriately address the Year 2000 Issue. To date, the Company is not aware of any Third-party Entities with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that Third-party Entities will be Year 2000 ready. The inability of Third-party Entities to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by Third-party Entities is not determinable.

            The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and Operating Equipment for Year 2000 modifications. It is the Company's belief that the costs to the Company as a result of the Year 2000 Issue will be nominal, but no assurance can be given that there will not be some unforeseen issue, in particular, in connection with Third-party Entities' computer systems, that may materially affect the Company's operations.

            Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, it may affect manufacturing and laboratory efficiencies. The Company has contingency plans for certain critical applications and is working on such plans for others. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                        (a)         EXHIBITS

                         2.1 Purchase Agreement, dated August 15, 1998, by and among SKW Americas, Inc., Proligo L.L.C. and Registrant.

                        10.1 Amended and Restated Limited Liability Company Agreement of Proligo L.L.C., dated August 15, 1998, by and among NeXstar Pharmaceuticals International, Inc., SKW Americas, Inc. and Registrant.

                        10.2 First Amendment to Credit Agreement, dated May 1, 1998, by and between Registrant and Wells Fargo Bank, National Association amending Credit Agreement, dated September 1, 1997, by and between the Registrant and Wells Fargo Bank, National Association.

                        10.3 Letter agreement, dated September 1, 1998, between Registrant and Wells Fargo Bank, National Association amending Credit Agreement, dated September 1, 1997, as amended, by and between the Registrant and Wells Fargo Bank, National Association.

                        10.4 Second Amendment to Credit Agreement, dated November 1, 1998, by and between Registrant and Wells Fargo Bank, National Association amending Credit Agreement, dated September 1, 1997, as amended, by and between the Registrant and Wells Fargo Bank, National Association.

                        11.1        Statement Re: Computation of Net Income
                                    (Loss) Per Share.

                        27.1        Financial Data Schedule.

                        (b)         REPORTS ON FORM 8-K

                          1. On August 19, 1998, the Company filed a report on Form 8-K with respect to the announcements that its Board of Directors began actively evaluating the spin out to its stockholders of its drug discovery organization and of the resignation of Patrick J. Mahaffy as president, chief executive officer and director.

                          2. On August 28, 1998, the Company filed a report on Form 8-K with regard to the Company's sale of its 51% interest in its newly established subsidiary Proligo L.L.C. to SKW Americas, Inc.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NEXSTAR PHARMACEUTICALS, INC.



Dated: November 16, 1998               By:  /S/LAWRENCE M. GOLD
                                           --------------------
                                           Lawrence M. Gold
                                           Chairman of the Board of Directors


Dated: November 16, 1998               By: /S/MICHAEL E. HART
                                           ------------------
                                           Michael E. Hart
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer
                                           and Principal Accounting Officer)