Form 10-K
period 1998-12-31
NEXSTAR PHARMACEUTICALS INC
filed 1999-03-19
CIK 915359

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                ---------------

             /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-23012

                         NEXSTAR PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                            ------------------------

             DELAWARE                            84-1173453
     (State of Incorporation)          (I.R.S. Employer Identification
                                                    No.)

       2860 WILDERNESS PLACE
         BOULDER, COLORADO                          80301
  (Address of principal executive                (Zip code)
             offices)

                 REGISTRANT'S TELEPHONE NUMBER: (303) 444-5893

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, par value $.01 per share

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 17, 1999, was $374,282,691.00.

    The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of March 17, 1999, was 28,821,975.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    NeXstar Pharmaceuticals, Inc., a Delaware corporation ("NeXstar Pharmaceuticals" or the "Company"), is an integrated biopharmaceutical company engaged in the discovery, development, manufacture and marketing of proprietary pharmaceutical products to treat life-threatening and other serious oncological, hematological and infectious diseases. NeXstar Pharmaceuticals employs a broad range of proprietary technologies in the discovery and formulation of pharmaceutical products, including the Company's liposome drug delivery technology; a powerful combinatorial chemistry technology known as the SELEX process that rapidly identifies novel oligonucleotide compounds with potential therapeutic and diagnostic benefits; and Evolutionary Chemistry, designed to rapidly discover small organic molecules to serve as orally available drugs. The Company's technologies have produced two approved drugs and several drug candidates that are in clinical or preclinical development and have provided the basis for a significant pipeline of drug development candidates.

    On February 28, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will be acquired through merger (the "Merger") by Gilead Sciences, Inc., a Delaware corporation ("Gilead").

    Pursuant to the terms of the Merger Agreement, each issued and outstanding share of Company common stock, par value $0.01 per share ("Company Common Stock"), will be converted into the right to receive that number of shares of Gilead common stock, par value $0.001 per share ("Gilead Shares") equal to the "Exchange Ratio". The "Exchange Ratio" equals 0.425, provided, however, that if the Gilead Share Value (defined as the average of the closing prices of the Gilead Shares as reported on the Nasdaq National Market for the 20 consecutive trading days ending on the third trading day preceding the date on which the stockholders of the Company vote on the Merger at the special meeting of the Company's stockholders called to approve and adopt the Merger Agreement and the Merger) is (i) less than $36.47, then the Exchange Ratio shall be equal to the lesser of 0.50 or a fraction having a numerator equal to $15.50 and having a denominator equal to the Gilead Share Value, or (ii) greater than $45.88, then the Exchange Ratio shall be equal to the greater of 0.3786 or a fraction having a numerator equal to $19.50 and having a denominator equal to the Gilead Share Value. Cash will be paid in lieu of fractional shares. The Merger is subject to several conditions, including that it be approved by the stockholders of both the Company and Gilead. See "--Agreement and Plan of Merger with Gilead Sciences, Inc."

    Currently, the Company markets AmBisome, an antifungal agent, and DaunoXome, an anticancer drug, which had combined 1998 revenues of $107.9 million. The United States Food and Drug Administration ("FDA") has approved AmBisome for use in the United States as a primary therapy for patients with a low white blood cell count (febrile neutropenia) who have a presumed fungal infection, also known as fever of unknown origin or FUO, or with visceral leishmaniasis and as a secondary treatment for fungal infections that do not respond to amphotericin B treatment. AmBisome has been approved for sale by the regulatory authorities in 38 countries for the treatment of life-threatening fungal infections, including 16 countries in which it has been approved as a primary therapy for some form of fungal infection. DaunoXome has been approved for sale as a primary therapy for HIV-associated Kaposi's sarcoma in 24 countries, including the United States, Canada and all significant Western European markets.

    The Company continues to conduct clinical trials with AmBisome in a variety of settings with the goal of expanding its uses. The Company is conducting clinical trials with DaunoXome in an attempt to find additional indications and is planning clinical trials of DaunoXome in patients with acute myeloblastic leukemia and chronic lymphocytic leukemia. In addition, the Company is conducting Phase II clinical trials with a third product, the antibiotic MiKasome, a liposomal formulation of amikacin (a potent aminoglycoside antibiotic) for complicated urinary tract infections, cystic fibrosis, nosocomial pneumonia and tuberculosis. The Company recently commenced Phase I clinical trials for its NX211 product, a liposomal form of Glaxo Wellcome, Inc.'s lurtotecan product, a camptothecin derivative and potent anti-cancer compound.

    Each of AmBisome, DaunoXome, MiKasome and NX211 was developed using the Company's liposomal drug delivery technology. Liposomes are subcellular-sized spheres composed primarily of molecules called phospholipids. By encapsulating in liposomes certain drugs that in their free state are dosed at or close to toxic levels, it is possible to increase the therapeutic index of the active drug (I.E., to increase the efficacy of the active drug relative to the severity of its side effects).

    The Company utilizes two other powerful proprietary technologies for drug discovery and delivery-- the SELEX process and Evolutionary Chemistry (formerly called the Parallel SELEX process). The SELEX process, a combinatorial chemistry technology, can rapidly identify novel oligonucleotide compounds (also referred to as aptamers) with a high affinity for specified disease targets and therefore potential use as drug candidates or as diagnostic agents.

    The Company has discovered several aptamers using the SELEX process which are currently in the research and early clinical/preclinical development stages. In 1998, the Company received FDA approval of its Investigational New Drug ("IND") application, and has begun clinical trials for NX1838, its aptamer which binds to vascular endothelial growth factor ("VEGF"). VEGF is a growth factor which is believed to contribute to age-related macular degeneration, the leading cause of adult-onset blindness, by inducing the formation of blood vessels associated with the disease state.

    Evolutionary Chemistry is a proprietary technology being developed by the Company to rapidly identify small organic molecules intended to serve as orally available drugs. The potential advantages of Evolutionary Chemistry are that, unlike current combinatorial chemistry drug discovery methodologies, it does not require tagging chemistries, high reaction yields or laborious screening steps.

    The Company has a substantial marketing, manufacturing and medical/regulatory infrastructure in the United States, Europe and Australia and markets its products through third-party distributors in other areas throughout the world. The Company markets its products through its own sales representatives throughout Europe, in the United States (where the Company co-markets AmBisome with Fujisawa Healthcare, Inc.) and in Australia as well as through third-party distributors. The Company has established marketing subsidiaries in most of its significant European markets. The Company has built and continues to enhance its medical/regulatory staff in the U.S. and Europe as necessary to facilitate the approval of drug candidates, which have been, or may be, generated by the Company's drug discovery efforts. The Company manufactures its liposomal drugs.

    In late 1997, the Company established its NeXstar Technology Products division which included the Company's proprietary technology called Product Anchored Sequential Synthesis ("PASS"), a method of synthesizing the oligonucleotides that are the basis for the products being developed using the SELEX process. In July 1998, the Company established Proligo L.L.C., a Delaware limited liability company ("Proligo"), as a wholly-owned subsidiary and transferred all of the assets of the NeXstar Technology Products division to Proligo. On August 15, 1998, the Company sold a 51% interest in Proligo to SKW Americas, Inc. ("SKW") in exchange for $15 million cash and a 49% interest in PerSeptive Biosystems GmbH, a German corporation ("PerSeptive"). As part of the transaction, the Company contributed its interest in PerSeptive to Proligo, and SKW contributed its 51% interest in PerSeptive to Proligo. Proligo has agreed to manufacture oligonucleotides required by the Company at cost plus a fixed percentage.

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

PRODUCT                                      INDICATION                          STATUS
--------------------------------  --------------------------------  --------------------------------
LIPOSOMAL PRODUCTS
AmBisome*                         Systemic fungal infections        Approved for marketing in 38
                                                                     countries.
                                  First line therapy for fungal     Approved for marketing in 16
                                   infections                        countries, including the U.S.
                                  Treatment of fever of unknown     Approved for marketing in the
                                   origin (FUO)                      U.S. and six other countries.
                                  Prophylaxis in liver transplant   Approved for marketing in four
                                   patients                          countries.
                                  Visceral leishmaniasis            Approved for marketing in
                                                                     several countries.
                                  Histoplasmosis, CRYPTOCOCCUS      Phase III clinical trials
                                                                     ongoing in the U.S.

DaunoXome                         First line therapy for advanced   Approved for marketing in the
                                   Kaposi's sarcoma                  U.S., Canada and 22 other
                                                                     countries.
                                  Non-Hodgkin's lymphoma; acute     Phase I clinical trials
                                   myeloblastic leukemia             completed.

MiKasome                          Healthy volunteers                Phase I clinical trials
                                                                     completed.
                                  Complicated urinary tract         Phase II clinical trials
                                   infections                        ongoing.
                                  Cystic fibrosis, nosocomial       Phase II clinical trials
                                   pneumonia, tuberculosis           ongoing.

NX211**                           Advanced-stage, solid tumors      Phase I clinical trials ongoing.

SELEX PROCESS-DERIVED PRODUCTS

NX1838                            Age-related macular degeneration  Phase I clinical trials ongoing.
                                   (AMD)

------------------------

* Fujisawa Healthcare, Inc. ("Fujisawa") and the Company co-develop and co-promote AmBisome in the United States pursuant to a collaborative relationship. Fujisawa has sole marketing rights to AmBisome in Canada; the Company has sole marketing rights in the rest of the world and is required to pay royalties to Fujisawa in connection with sales in most significant Asian markets, including Japan. Sumitomo Pharmaceuticals Co., Ltd. has marketing rights to AmBisome in Japan, and is required to pay royalties to the Company upon approval and sale of AmBisome in Japan.

** Glaxo Wellcome, Inc. and Glaxo Group Limited (together, "Glaxo") and the Company are parties to a license agreement which contains provisions permitting Glaxo, at their option, to participate in the further development and commercialization of NX211. If Glaxo exercises this option, Glaxo will be required to share in the development costs of NX211 and will co-promote NX211 and share profits in certain territories. In addition, NeXstar Pharmaceuticals will be relieved of some or all of its obligations to make milestone payments and royalties to Glaxo. See "--Collaborative Relationships and License Agreements--Glaxo Wellcome."

PRODUCTS AND MARKETS

AMBISOME

    AmBisome is a liposomal formulation of amphotericin B, a well-established antifungal agent that is effective against a broad spectrum of fungi. NeXstar Pharmaceuticals has received marketing approval for AmBisome as a treatment for life-threatening fungal infections in 38 countries, 16 of which have granted approval as a first line therapy for some form of fungal infection and the remainder of which have granted approval for use when conventional amphotericin B treatment fails. AmBisome has also been approved as a treatment for visceral leishmaniasis in several countries and is approved in four countries for prophylactic treatment to prevent fungal infection after liver transplantation. In addition, AmBisome has been approved for the treatment of fever of unknown origin (FUO) in the U.S. and six other countries.

    Pursuant to a collaborative agreement, the Company and Fujisawa Healthcare, Inc., as successor to Fujisawa USA, Inc. ("Fujisawa"), co-develop and co-promote AmBisome in the United States. Fujisawa has sole marketing rights to AmBisome in Canada. The Company has sole marketing rights to AmBisome in the rest of the world, provided that the Company is required to pay royalties to Fujisawa in connection with sales in most significant Asian markets, including Japan. In connection with U.S. sales, the Company sells AmBisome to Fujisawa at cost; Fujisawa collects all payments from the sale of AmBisome in the U.S. and pays the Company 20% of the gross profits from all sales. The Company has also licensed the rights to develop and market AmBisome in Japan to Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo"). Under the terms of its license with the Company, Sumitomo is required to make payments to the Company if certain clinical and commercial milestones are met and to pay the Company royalties on all Japanese sales of AmBisome. Sumitomo has paid a total of $10 million to NeXstar in connection with the achievement of milestones, including $3 million in 1998 related to the filing of a new drug application in Japan. Under the terms of the license, Sumitomo is required to make an additional milestone payment to the Company if AmBisome is approved for sale in Japan.

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

    AmBisome is sold as a lyophilized (freeze-dried) product that is easily reconstituted by adding sterilized water. In the United States and many other countries, AmBisome has an approved shelf life of 36 months. However, in most European countries, AmBisome has an approved shelf life of 30 months.

    MARKET. The Company's marketing efforts for AmBisome are primarily directed at physicians who treat patients with systemic fungal infections and presumptive fungal infections. Systemic fungal infections are serious infections with a mortality rate of up to 70% and are commonly caused by species of CANDIDA, ASPERGILLUS or CRYPTOCOCCUS, as well as a variety of less common organisms. These infections can occur in patients whose immune systems have been compromised by other diseases or by the treatment of other medical conditions. The largest population of immune-impaired patients consists of organ/bone marrow transplant patients, heavily treated cancer patients (principally those with leukemias or lymphomas) and

AIDS patients. AmBisome is also currently used in a number of countries for the treatment of visceral leishmaniasis, a parasitic infection.

DAUNOXOME

    DaunoXome is a liposomal formulation of daunorubicin, a well-characterized and long-used chemotherapeutic agent. DaunoXome has been approved in the United States, Canada and 22 other countries as a primary therapy for HIV-associated Kaposi's sarcoma ("KS").

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

CLINICAL TRIALS, PRECLINICAL TRIALS AND REGULATORY STATUS

    The Company is continuing clinical trials for both AmBisome and DaunoXome for currently approved and additional indications and two other liposomal products, MiKasome and NX211, which are in clinical trials. The Company received FDA approval for its Investigational New Drug application in the United States ("IND") in 1998 for its aptamer antagonist to VEGF for the treatment of age-related macular degeneration. This was the first IND application filed by the Company for one of its aptamers. The Company has begun clinical trials for NX211 in Europe and plans to file an IND in the United States for NX211 in the first half of 1999. No assurance can be given that proposed clinical trials will be initiated or that any clinical trials or preclinical development work will result in any commercially successful new drugs or approval of any additional indications for AmBisome or DaunoXome.

AMBISOME

    NeXstar Pharmaceuticals continues to conduct clinical trials with AmBisome in a variety of settings with the aim of expanding the uses of this antifungal drug. The Company has recently concentrated its clinical development for AmBisome on empiric therapy for presumed fungal infections among patients at high risk for such infections, first line therapy for systemic and/or deep fungal infections and prophylaxis against systemic fungal infections following chemotherapy or bone marrow transplantation.

    In a double-blind trial, 687 adult and pediatric patients with neutropenia (a low number of infection-fighting white blood cells) and persistent fever that did not resolve with antibiotic treatment were randomized to receive either conventional amphotericin B or AmBisome. Results of the study, which was sponsored by Fujisawa, show that, overall, AmBisome was associated with a therapeutic success rate (measured by a combination of factors including, among others, resolution of fever, absence of emergent fungal infection and patient survival for at least seven days after therapy) equivalent to conventional amphotericin B, but was significantly more effective in the prevention of proven breakthrough fungal infections. In addition, among patients treated with AmBisome compared with patients treated with conventional amphotericin B, there was a significant reduction in the incidence of infusion-related fever, chills/rigors, cardiorespiratory events and the development of nephrotoxicity. Patients treated with amphotericin B had a slightly lower incidence of diarrhea and nausea than those treated with AmBisome. The study also indicated that there was a statistically significant reduction in kidney toxicity with AmBisome compared to conventional amphotericin B. Overall, there was a lower incidence of adverse events associated with the use of AmBisome as compared to amphotericin B.

    The Company has completed two additional randomized open label clinical trials comparing the safety and efficacy of AmBisome to conventional amphotericin B in the empiric treatment of patients with fever of unknown origin
(FUO) and severe neutropenia who had presumed or confirmed fungal infection. These patients were receiving intensive chemotherapy or had underlying hematological disease. One clinical trial enrolled adults (193 patients) and the other pediatric subjects (205 patients). These two clinical trials indicated that AmBisome had an improved safety profile compared with amphotericin B and there was a trend towards improved efficacy for AmBisome, specifically for the higher dose group (3 mg/ kg).

    A double-blind, placebo-controlled, randomized clinical trial in 86 patients studying the efficacy and safety of AmBisome as prophylaxis following liver transplantation showed a trend towards improved efficacy for AmBisome compared to amphotericin B. Additionally, the Company has completed five clinical trials in which patients with confirmed systemic and/or deep fungal infections were treated with AmBisome. In these trials, AmBisome was clinically at least as effective as amphotericin B and the overall fungal eradication rate was greater for AmBisome than for amphotericin B.

    NeXstar Pharmaceuticals, in conjunction with Fujisawa, is conducting three Phase III clinical trials of AmBisome in the United States for the treatment of histoplasmosis and for the treatment of CRYPTOCOCCUS. The trials for histoplasmosis are being monitored and analyzed by the Mycology Study Group of the National Institutes of Health. In addition, a randomized, double-blind comparative trial of AmBisome versus Abelcet (a lipid-based amphotericin B product marketed by The Liposome Company, Inc.) in the empirical treatment of febrile neutropenia has been completed, and the data will be presented in late-March 1999.

DAUNOXOME

    The Company is seeking to expand the number of approved indications for DaunoXome. The Company has completed clinical trials and is continuing to perform additional studies aimed at optimizing the treatment of KS. The completed clinical trials in KS have evaluated the safety and efficacy of higher dose regimens and the treatment of the pulmonary manifestations of KS.

    In addition, the Company is pursuing a strategy of evaluating the therapeutic potential of DaunoXome in hematological malignancies (leukemias and lymphomas), indications in which the efficacy and safety of daunorubicin is well established. The Company, in a Phase II clinical trial, has substituted DaunoXome for doxorubicin in a CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) regimen (COP-X) in the treatment of high grade lymphomas. The Company has completed a Phase I study in acute myeloblastic leukemia in combination with cytosine-arabinoside (Ara-C) and is planning Phase II development for this indication as well as for chronic lymphocytic leukemia.

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

    The Company began an initial 75-patient Phase II study of MiKasome in November 1997 to assess its use in patients with complicated urinary tract infections ("UTIs"). This study is now completed, and the results will be publicly presented in the first half of 1999. Complicated UTIs are functional or anatomic abnormalities of the urinary tract often resulting in recurrent infections in patients despite antibiotic therapy. The Company is now initiating a follow-up study comparing three doses of MiKasome in this indication. Additional Phase II studies are ongoing in adults with cystic fibrosis and in patients with nosocomial (hospital acquired) pneumonia and tuberculosis. The Company is planning additional studies in patients with febrile neutropenia and in patients with impaired renal function.

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

    The current development plan for MiKasome includes clinical trials for indications in patients with moderate, severe and life-threatening Gram-negative bacterial infections, including, but not limited to, those infections which are the focus of the planned, or currently conducted, Phase II clinical trials.

NX211

    NX211 is the Company's liposomal formulation of a topoisomerase I inhibitor called lurtotecan, a camptothecin derivative and potent anti-cancer compound licensed from Glaxo Wellcome, Inc. and Glaxo Group Limited (together, "Glaxo"). Pursuant to the License Agreement, dated May 27, 1998 (the "Glaxo License Agreement"), between the Company and Glaxo, the Company has an exclusive worldwide license to lurtotecan, provided that Glaxo has the option within certain parameters to participate in the further development of NX211.

    Topoisomerase I is required for DNA replication, an activity which is integral to the normal division of cells. Lurtotecan, as is the case with other camptothecin analogues, binds tightly to topoisomerase I, causing cell cycle arrest. Data from both preclinical and clinical studies indicate that the cytotoxicity of camptothecins (both topotecan, a commercially available camptothecin, and lurtotecan) is directly related to the length of their exposure. The Company's preclinical experiments with liposomal lurtotecan show a threefold increase in the therapeutic index compared to the free drug. The Company believes that its liposomal formulation of lurtotecan will increase the drug's plasma circulation time and exposure, and thus increase its therapeutic index.

    The Company has planned three Phase I clinical trials of NX211. The first, being conducted in the Netherlands, is already underway, and is designed to determine the single maximum tolerated dose of NX211. The second and third Phase I trials will be conducted in Canada and the United States, respectively. Documentation for the Canadian trial has been submitted, and the trial, which will evaluate the safety and pharmacokinetics of doses on days 1, 2, and 3, is scheduled to begin in March 1999. The U.S.

trial is expected to begin prior to the end of the second quarter in 1999, after submission of an IND application to the FDA at the beginning of the second quarter of 1999.

    Results from these three Phase I trials will be used to determine the best dose and dose schedule for Phase II trials of NX211. Phase II clinical trials are expected to evaluate NX211 in ovarian cancer and small-cell lung cancer.

NX1838

    NX1838 is the first aptamer identified by the Company's proprietary SELEX technology to enter clinical development, and the first aptamer ever to be studied under a U.S. IND. NX1838 is a potent and selective inhibitor of human vascular endothelial growth factor ("VEGF"), a key cytokine responsible for the growth of new blood vessels in the body (a process known as angiogenesis). NX1838 binds with high affinity to VEGF and prevents its attachment to complementary cell receptors. As a result, the sequence of events leading to angiogenesis is interrupted.

    The Company has begun clinical trials with NX1838 in a disease known as Age-Related Macular Degeneration ("AMD"). AMD is characterized by progressive degenerative changes in the central portion of the retina that can lead to loss of visual acuity over time. AMD is classified into one of two general subgroups, the atrophic or "dry" form of the disease and the exudative or "wet" form. The "wet" form of the disease, accounting for approximately 20% of AMD cases, is a more severe condition in which there is a sudden, often substantial, loss of central vision. AMD is characteristically a disease of the elderly population (i.e., persons age 65 or older) and is the single leading cause of blindness in developed countries around the world. It is estimated that in the United States 6% of individuals ages 65-74, and 20% of those older than 75, have AMD.

    The abnormal growth of blood vessels behind the retina is a feature of AMD as the disease progresses to the more advanced stages. It is believed that VEGF plays a key role in initiating the abnormal angiogenesis seen in AMD. Studies in animals have demonstrated that NX1838 can inhibit angiogenesis in a variety of settings. Systemic administration of NX1838 to rats resulted in significant inhibition of VEGF-dependent angiogenesis in the corneal tissue of the eye. Other tests in animals confirm the effect of NX1838 on angiogenesis and confirm that the drug is sufficiently safe to begin human trials.

    Phase I clinical studies in humans (aimed principally at confirming the drug's safety profile) are underway, and the Company is preparing for the Phase II program, which will provide initial information on the effectiveness of NX1838 in halting the progression of AMD.

RESEARCH AND DEVELOPMENT

    The Company's research and development activities focus on the identification of potential drug candidates using its three significant proprietary technologies: liposome technology, the SELEX process and Evolutionary Chemistry. The Company develops its most suitable candidates into drugs for oncological, hematological and infectious disease. In addition, the Company is developing SELEX process-derived oligonucleotide compounds as non-therapeutic products, including diagnostic agents.

LIPOSOME TECHNOLOGY

    NeXstar Pharmaceuticals believes that it has substantial technological strengths in the development of liposome products. The Company's proprietary liposome drug delivery technology enables it to develop products with significant potential advantages over intravenous administration of a conventional drug, including concentrating the drug on the targeted disease, extending the time the drug remains in the blood stream to prolong the therapeutic effect and reducing toxic side effects. The Company's liposome technology may be used as a method of drug delivery in connection with drugs developed or being developed pursuant to the Company's other technologies. The use of liposomes has the potential for increasing the efficacy and safety of such drugs.

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

THE SELEX PROCESS: SYSTEMATIC EVOLUTION OF LIGANDS BY EXPONENTIAL ENRICHMENT

    NeXstar Pharmaceuticals' proprietary combinatorial chemistry technology, called the SELEX process, can rapidly identify compounds that bind tightly and selectively to molecular targets.

    Complementary shape (sometimes described as a "lock and key") is fundamental to drug discovery research. In searching for potential drug candidates, the scientist looks for the drug candidate (key) that best fits the disease causing molecular target (lock). In this search, it is advantageous to have a large library of potential drug candidates (keys) to test against the target molecule (to attempt to fit into the lock). In developing effective drug products, it is also advantageous to have a drug candidate that binds tightly to the target molecule and not to other molecules. A drug compound with high affinity binding properties is more likely to be effective at low doses and induce fewer side effects than a drug compound with low affinity for the disease target. High specificity also reduces the likelihood of potential side effects since the drug compound is unlikely to interact with targets not involved in the particular disease. The SELEX process generates a pool of up to one million billion (10(15)) oligonucleotide compounds (keys) and then rapidly searches this pool of compounds to identify the compounds that bind tightly and with a high degree of specificity to the chosen disease-causing molecular target. Typically, the SELEX process creates drug candidates in a matter of weeks or months. The lead oligonucleotide compound resulting from the application of the SELEX process to a particular disease target is referred to as an aptamer. The Company believes that its SELEX process reduces the time and cost of identifying lead compounds and ultimately will reduce the time and cost involved in discovering and developing effective pharmaceutical products.

    PHARMACOKINETICS AND STABILITY. The Company has improved the stability and the pharmacokinetic activity of aptamers developed using the SELEX process. Like all oligonucleotides, aptamers can be destroyed in the body by nucleases, enzymes that attack and break down RNA and DNA molecules. In order to improve the stability of aptamers, the Company has created an assortment of proprietary nucleotides (the building blocks for RNA and DNA) modified to resist nuclease attack. Compared to natural RNA, SELEX process-derived RNA aptamers that incorporate modified nucleotides are up to 200 times more stable in the blood of test animals. In addition, the circulation time of aptamers can be modified by altering the formulation of the aptamers (E.G., by the addition of polyethylene glycol). Using its modified aptamers, the Company has demonstrated specific pharmacologic activity in animal models representing different disease processes.

    AUTOMATION. Currently, much of the SELEX process is labor intensive. By automating the SELEX process, the Company believes that it will increase the speed at which it is able to identify aptamers. The Company has contracted with RELA, a Colorado MEDtech affiliate, which is a custom product development and manufacturing service company, to design, construct and test a proof of principle machine in collaboration with the Company.

    THERAPEUTIC APPLICATIONS OF SELEX PROCESS-DERIVED COMPOUNDS. SELEX process-derived aptamers have potential therapeutic uses because of their high affinity and specificity for their targets. The Company has identified aptamers to a variety of different targets. In addition to NX1838, an aptamer which binds to VEGF (see "Clinical Trials, Preclinical Trials and Regulatory Status-- NX1838"), the Company has identified aptamers for other targets, including the following: platelet-derived growth factor (implicated in tumor growth and the progression of other proliferative diseases such as restenosis and fibrosis), P-selectin

(implicated in the process of inflammation), basic fibroplast growth factor (implicated in restenosis, fibrosis and cancer), human neutrophil elastase (an enzyme capable of degrading a wide variety of connective tissue proteins) and human complement C5 (implicated in the process of inflammation).

    DIAGNOSTIC APPLICATIONS OF SELEX PROCESS-DERIVED COMPOUNDS. In addition to efforts aimed at the potential use of SELEX process-derived aptamers as therapeutic agents, the Company has devoted significant research and development efforts to demonstrating that aptamers derived from its SELEX process have utility in a variety of diagnostic applications.

    TAQ (THERMUS AQUATICUS) POLYMERASE APTAMERS. The development of the polymerase chain reaction ("PCR") has revolutionized many aspects of modern molecular biology. PCR allows the rapid and efficient amplification of specific sequence DNA molecules. The molecule responsible for PCR is the thermostable DNA polymerase enzyme TAQ polymerase. While the utility of PCR is high, it is also flawed because it can function at low temperatures, allowing the DNA primers to non-specifically bind to each other and to the target DNA molecule to be amplified. This results in undesirable amplification of DNA and makes interpretation of the PCR results difficult.

    In collaboration with Roche Molecular Systems, Inc., NeXstar Pharmaceuticals has identified SELEX process-derived DNA aptamers that bind to TAQ polymerase and inhibit its activity at low temperatures where the non-specific binding problem occurs. At low temperatures, the DNA aptamers bind to TAQ polymerase and prevent undesirable DNA amplification. At high temperatures (where TAQ polymerase functions in the manner desired), the DNA aptamers, by design, no longer bind and inhibit TAQ polymerase, allowing this enzyme to amplify only the desired DNA target. The Company's DNA aptamers appear to have substantial advantages compared to traditional PCR applications, especially in clinical diagnostics.

    OTHER DIAGNOSTIC APPLICATIONS. The Company has demonstrated that a SELEX process-derived aptamer which binds to VEGF can be used in place of an antibody in a common diagnostic assay known as a sandwich enzyme-linked immunosorbent assay ("ELISA"). This assay usually requires two antibodies that bind simultaneously to the molecule to be analyzed. The first antibody captures the target, and the second antibody is used for detection (the two antibodies are thought of as two pieces of bread that "sandwich" the target molecule). The use of two antibodies greatly reduces the probability of misdiagnosis. In the Company's demonstration, the detection antibody in the diagnostic assay was replaced with a SELEX process-derived aptamer specific for VEGF, indicating that SELEX process-derived aptamers might be effective and useful diagnostic reagents.

    In addition to using aptamers to replace one of the antibodies in ELISA, the Company believes that aptamers with the capability to form covalent bonds with their target molecules may allow the development of new diagnostic methodologies. In this context, the two components of interaction between the aptamer and its target (initial binding followed by the formation of a covalent bond) would provide two dimensions of specificity, analogous to the use of two different antibodies. The Company is developing its Photo-SELEX process to identify aptamers that have the capacity to cross-link with target molecules upon excitation by light of a specific wavelength.

    Aptamers may have several advantages over antibodies for use as clinical diagnostic reagents. Aptamers are approximately ten times smaller than antibodies and are completely chemically defined (allowing for consistent manufacturing and ease of modification). Aptamers can be "rationally" designed, I.E., the SELEX process can be designed so that the resulting aptamer is capable of binding to the target molecule in a particular assay solution or with a desired target specificity. Because the entire SELEX process is carried out IN VITRO, aptamers can be developed for most targets, including those for which it is difficult to obtain antibodies. The Company also believes that Proligo will be able to use its PASS technology for large-scale manufacture of these aptamers at a substantially lower cost than the current cost of most antibodies. See "--Proligo L.L.C. and PASS: Product Anchored Sequential Synthesis."

EVOLUTIONARY CHEMISTRY

    The Evolutionary Chemistry process (formerly called the Parallel SELEX process) is a proprietary technology being developed by the Company to discover small-molecule drug and agrochemical candidates. The Evolutionary Chemistry process has several potential advantages over current combinatorial chemistry drug discovery methodologies, including the following: (i) tagging chemistries are not necessary; (ii) high reaction yields are not required, so that both known and unknown reaction chemistries (with numerous regiochemical and stereochemical outcomes) currently inaccessible by combinatorial chemistry can be utilized to provide extensive small-molecule libraries; and (iii) the Evolutionary Chemistry process also avoids laborious and database-intensive screening steps common in other combinatorial chemistry approaches. The Company's Evolutionary Chemistry technology uses RNA to catalyze reactions in an effort to produce molecules that are difficult to obtain using current combinatorial chemistry techniques. The Company believes that the Evolutionary Chemistry process will be valuable for developing lead compounds and products with potentially improved pharmacokinetics. The Company hopes that this technology will also significantly reduce costs of pharmaceutical discovery and development.

    The focus of research efforts of the Evolutionary Chemistry group at the Company has been to expand the repertoire of reactions that may be used to form chemically diverse small-molecule libraries. NeXstar Pharmaceuticals' scientists have shown that RNA is capable of catalyzing a carbon-carbon bond-forming reaction important for the assembly of many pharmacophore compounds. In these experiments, modified RNAs, which are proprietary to the Company, were used to facilitate the Diels-Alder reaction, a highly valued organic transformation. The Company also used modified RNA to promote the formation of an amide bond, another reaction commonly used in the assembly of drug candidates. These results indicate that RNA molecules form catalytic binding pockets similar to protein enzymes. The Diels-Alder and amide bond formation reactions represent only a subset of possibly useful reactions for the assembly of drug candidates, and further efforts to prove the applicability of the Evolutionary Chemistry methodology to other classes of reactions, especially those with diverse regiochemical and stereochemical possibilities, are ongoing.

COLLABORATIVE RELATIONSHIPS AND LICENSE AGREEMENTS

    To apply and develop its technologies as widely as possible, NeXstar Pharmaceuticals has entered into and expects to enter into strategic collaborative research agreements, joint ventures and licensing arrangements with pharmaceutical and other health care companies and research institutions.

FUJISAWA HEALTHCARE, INC.

    The Company's rights to market AmBisome are subject to an agreement between the Company and Fujisawa Healthcare, Inc., as successor to Fujisawa USA, Inc. ("Fujisawa"). Under the terms of the agreement, as amended, Fujisawa and the Company co-promote AmBisome in the United States, Fujisawa has sole marketing rights to AmBisome in Canada, and the Company has exclusive marketing rights to AmBisome in the rest of the world. In connection with U.S. sales, Fujisawa purchases AmBisome from the Company at cost; Fujisawa collects all payments from the sale of AmBisome in the U.S., and the Company receives 20% of the gross profits from the sale of AmBisome in the United States. The Company is required to pay royalties to Fujisawa in connection with sales in most significant Asian markets, including Japan. See "--Products and Markets--AmBisome."

SUMITOMO PHARMACEUTICALS CO., LTD.

    NeXstar Pharmaceuticals has licensed the right to develop and market AmBisome in Japan to Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo"). Under the terms of the license, Sumitomo is required to make payments to the Company if certain clinical and commercial milestones are met and to pay the Company royalties on all Japanese sales of AmBisome. Sumitomo has paid the Company a total of $10 million for the achievement of milestones, including payment of $3.0 million in March 1998 related to the filing of a new drug application for AmBisome in Japan. Under the terms of the license, Sumitomo is also required to make a milestone payment to the Company if AmBisome is approved for sale in Japan.

PROLIGO L.L.C. AND PASS: PRODUCT ANCHORED SEQUENTIAL SYNTHESIS

    In late 1997, the Company established its NeXstar Technology Products division which included the Company's proprietary technology called Product Anchored Sequential Synthesis ("PASS"), a method of synthesizing the oligonucleotides that are the basis for the products being developed using the SELEX process. In July 1998, the Company established Proligo L.L.C., a Delaware limited liability company ("Proligo"), as a wholly-owned subsidiary and transferred all of the assets of the NeXstar Technology Products division to Proligo. On August 15, 1998, the Company sold a 51% interest in Proligo to SKW Americas, Inc. ("SKW") in exchange for $15 million cash and a 49% interest in PerSeptive Biosystems GmbH, a German corporation ("PerSeptive). As a part of the transaction, the Company contributed its interest in PerSeptive and $4.9 million cash to Proligo, and SKW contributed its 51% interest in PerSeptive and $5.1 million cash to Proligo. In addition, SKW will pay the Company $3 million in guaranteed payments and up to $20.5 million in performance-based milestones over the next five years. The Company and Proligo have agreed that Proligo will manufacture oligonucleotides required by the Company at cost plus a fixed percentage.

    Traditional methods for the manufacture of oligonucleotides are suitable for research-scale production of these compounds, but are severely limited for larger-scale or commercial production. Traditional manufacturing methods use solid phase synthetic methods that are not capable of predictable scale up. Adapting traditional manufacturing methods to a particular oligonucleotide (aptamer) is laborious and costly. The crude product of traditional manufacturing methods is contaminated and requires further purification.

    The PASS technology is a new method for synthesizing oligonucleotides (including aptamers) which is expected to produce oligonucleotide-based drugs in commercial quantities in a predictable and cost-effective manner. The PASS technology allows for predictable scale-up of oligonucleotide products, using conventional chemical engineering techniques. The PASS technology improves the economics of oligonucleotide synthesis in several ways. The PASS technology uses fewer (costly) monomers in each step needed to construct an oligonucleotide chain. The PASS technology also reduces purification costs associated with oligonucleotide synthesis as a result of the removal of contaminants, using a proprietary product anchoring process, after each monomer is added to the chain. The PASS technology also uses chemical activators to speed up the chemical reactions that assemble monomers into a chain. In addition, the in-process controls and documentation of PASS-manufactured oligonucleotides (not present with traditional manufacturing methods) may prove beneficial in obtaining regulatory approval for oligonucleotide-based products.

SCHERING A.G.

    In 1993, the Company entered into a collaborative research agreement (the "Schering Research Agreement") and license agreement (the "Schering License Agreement") with Schering A.G. Under the Schering Research Agreement, as amended from time to time, Schering A.G. has funded research at NeXstar Pharmaceuticals for the discovery and development of aptamers as IN VIVO diagnostic agents. The level of funding under this agreement has varied over the five year term, from $1.0 million to $2.4 million annually. In March 1999, Schering A.G. agreed to fund $250,000 under the Schering Research Agreement for the first half of 1999, with an option to continue funding an additional $250,000 in 1999 and $500,000 annually thereafter. Under the Schering Research Agreement, NeXstar Pharmaceuticals is developing aptamers for thromboembolic disease diagnosis and tumor diagnosis.

    Under the Schering License Agreement, Schering A.G. has the right to develop and commercialize the aptamers discovered and developed under the Schering Research Agreement. Schering A.G. has also licensed the rights to aptamers as IN VIVO diagnostic agents or radiotherapeutics. Schering A.G. is required to make milestone and royalty payments to the Company upon commercialization and sale of any products developed under the collaboration with the Company. The Schering License Agreement also permits the Company to develop and commercialize aptamers discovered under the Schering Research Agreement outside the field of IN VIVO diagnostic agents or radiotherapeutics, subject to royalty payments to Schering A.G.

GLAXO WELLCOME, INC. AND GLAXO GROUP LIMITED

    In May 1998, the Company entered into a three-part collaboration with Glaxo Wellcome, Inc. and Glaxo Group Limited (together, "Glaxo"), consisting of a license agreement (granting the Company exclusive rights to lurtotecan, a proprietary Glaxo compound), a research license (granting Glaxo rights to use the SELEX process for target validation) and a stock purchase agreement.

    Pursuant to the Glaxo License Agreement, Glaxo granted to the Company the exclusive right to develop and commercialize Glaxo's proprietary topoisomerase I inhibitor, lurtotecan, a comptothecin derivative and potent anti-cancer compound. The Company is developing a liposomal formulation of lurtotecan, designated by the Company as NX211 and has planned three Phase I clinical trials for NX211, the first of which has begun in the Netherlands. The Company expects to submit an IND in the United States in the second quarter 1999 and expects to commence a Phase I trial in the United States prior to the end of the second quarter 1999. See "--Products and Markets--NX211".

    The Glaxo License Agreement requires the Company to make milestone payments and pay royalties to Glaxo at various stages of development and commercialization of NX211. The first such milestone payment is due upon initiation by the Company of a Phase III clinical trial. Additional milestones are payable if NX211 is approved for sale. Under the Glaxo License Agreement, Glaxo has the option to participate with the Company in the continued development and commercializatin of NX211 for one or more territories throughout the world, including the United States, Europe and Japan. Such option may be exercised within 60 days after the development of the first Phase III protocol or the preparation of a Phase II study report, whichever is later. If Glaxo exercises the option, Glaxo and the Company must negotiate and execute a development and marketing agreement for the joint development and promotion of NX211 in the relevant territories. The milestone payments and royalties payable by the Company to Glaxo under the Glaxo License Agreement will be reduced or eliminated upon Glaxo's option exercise, depending on the territories in which Glaxo has elected to participate.

    In connection with the Company's collaboration with Glaxo and pursuant to the SELEX Research Agreement, dated May 27, 1998, between the Company and Glaxo (the "Glaxo Research Agreement"), the Company granted to Glaxo a five year non-exclusive worldwide license to practice the SELEX technology for target validation. The Glaxo Research Agreement includes development rights granting Glaxo, in certain situations, the right to develop and commercialize the aptamers discovered in the course of its research. If Glaxo enters into a development license for an aptamer discovered under the Glaxo Research Agreement, Glaxo will be required to pay license fees, milestone payments and royalties to the Company at various states of development and commercialization of the aptamer.

    Pursuant to a Stock Purchase Agreement, dated May 27, 1998, between Glaxo and the Company and in connection with the Glaxo License Agreement and Glaxo Research Agreement, Glaxo purchased 962,117 shares of Company Common Stock for $10 million cash. Glaxo was granted certain registration rights in connection with the purchase of the Company Common Stock.

UNIVERSITY OF COLORADO

    NeXstar Pharmaceuticals has a significant ongoing collaborative relationship with the University of Colorado at Boulder ("CU") relating to the SELEX process technology. The relationship is formally with University Research Corporation ("URC"), a for-profit, wholly owned subsidiary of the University of Colorado Foundation, Inc. URC is designed to serve as the corporate vehicle for commercial exploitation of inventions by the CU faculty. URC has assigned to the Company all of URC's present and future rights to (i) inventions falling within the scope of the claims contained in issued patents and pending patent applications for the SELEX process technology, (ii) improvements to such technology made or discovered by researchers at CU, (iii) oligonucleotides or other molecules that are derived through the application of such technology by researchers at CU, (iv) results of certain sponsored research and (v) computer software related to such technology. In connection with the rights assigned by URC to the Company, URC is to receive certain royalties on the Company's net sales of products derived from the SELEX process and on royalties received by the Company from non-affiliates.

MARKETING

    NeXstar Pharmaceuticals has established marketing subsidiaries in the United Kingdom, Germany, Italy, Spain, France, Portugal, The Netherlands and Australia and a marketing branch operation in Greece to promote and sell its existing products. In addition, the Company has a domestic sales and marketing organization to sell DaunoXome and to co-promote AmBisome in the United States. NeXstar Pharmaceuticals also has agreements with third-party distributors, including distributors in certain of the countries in which the Company has marketing operations, to promote, sell and distribute its products. In certain countries, AmBisome and DaunoXome can be prescribed by individual physicians who request the products, even though a regulatory approval in that country has not yet been obtained. In those cases, the Company's marketing professionals provide information and assistance requested by physicians.

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

MANUFACTURING

    The Company is manufacturing AmBisome in commercial quantities in two separate, but adjacent, facilities in San Dimas, California (the "Manufacturing Facilities"). The Medicines Control Agency of the United Kingdom (the "MCA") has approved the manufacture of AmBisome for commercial distribution from both Manufacturing Facilities. The FDA has also approved a new drug application listing both Manufacturing Facilities for the manufacture of AmBisome for U.S. distribution. While the Company currently uses internal capacity to perform lyophilization, it also uses third parties to fill and lyophilize commercial batches as alternative contract manufacturing suppliers. There can be no assurance that problems with such lyophilization vendors will not occur and have an adverse effect on the Company's results of operations.

    The Company currently has regulatory approval from the MCA to manufacture DaunoXome for commercial distribution at both Manufacturing Facilities, and from the FDA to manufacture and distribute DaunoXome from only one of the Manufacturing Facilities. The Company intends to seek FDA approval to manufacture DaunoXome at its other Manufacturing Facility. There can be no assurance that the Company will be successful in obtaining the regulatory approvals which it is seeking or may seek in connection with its manufacturing facilities.

    To import its products into the European Union (the "EU"), the Company must obtain quality control release of its products in the EU. The Company owns a manufacturing facility in Dublin, Ireland. The Company performs quality control release, packaging and distribution from this facility for distribution in the EU and elsewhere.

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

    All of the component steps of the manufacturing process use equipment that is commercially available and that can be obtained in larger sizes if required. Currently, high quality amphotericin B, daunorubicin HCl and high quality cholesterol, each of which is used in the Company's manufacture of liposome products, are obtained only from single approved suppliers. Additional suppliers of each of these components are presently under evaluation. In the event that the materials become unavailable from their respective suppliers, the Company believes that alternative supplies of such materials are or will become available at reasonable prices. Other lipid materials and other raw materials are available from a number of suppliers, and NeXstar Pharmaceuticals believes that supplies are adequate for the foreseeable future.

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

    NeXstar Pharmaceuticals anticipates that it will face increased competition in the future as new products enter the market and advanced technologies become available. Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than NeXstar Pharmaceuticals and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in research, preclinical testing and human clinical trials; obtaining FDA and other regulatory approvals; and manufacturing and marketing their products. As a result, these companies may develop and introduce products and processes more rapidly than, and competitive with or superior to, those of NeXstar Pharmaceuticals. There can be no assurance that existing products or new products developed by the Company will be more effective than any that may be developed by the Company's competitors. Competitive products may render the Company's technology and products obsolete or noncompetitive.

    In markets in which AmBisome has been approved as a primary therapy, it competes against traditional amphotericin B, which is made by Bristol-Myers Squibb Company, and the Company expects to increasingly face competition from other antifungal products, including those produced or currently under development by major pharmaceutical companies, such as Pfizer, Inc. In addition, there are a number of other companies that are focused on the development of lipid-based products, some of which have lipid-based amphotericin B products that have been approved in the United States and throughout Europe. These products compete against AmBisome as both primary and secondary therapy and have been offered at prices that are less than AmBisome's price. Other drugs have been approved, or are awaiting approval, for the treatment of KS in the U.S. and Europe, including one lipid-based anticancer drug, and these drugs compete or are expected to compete with DaunoXome. If the Company is successful in broadening the indications for DaunoXome, it will face competition from a number of oncology drugs. Some of the drugs, which currently or may in the future compete with DaunoXome, are owned by companies with substantially greater resources than the Company's.

    The Company believes that earlier entry into a market is an advantage for a new drug, but it also believes that therapeutic index and cost-effectiveness are important to a product's success. Ultimately, therefore, the Company believes that its products and those of its competitors, whether or not lipid-based, will compete on their merits in the markets where they are approved.

PATENTS, TRADE SECRETS AND LICENSES

    Patents and other proprietary rights are important to the Company's business. NeXstar Pharmaceuticals also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. NeXstar Pharmaceuticals actively seeks patent protection both in the U.S. and internationally and has a portfolio of patent and license rights related to its products and technologies. The patents and patent applications primarily relate to the Company's liposome products and liposome technology and various aspects of its SELEX and Evolutional Chemistry processes.

    NeXstar Pharmaceuticals has licensed certain technology from and pays royalties to the Regents of the University of California in connection with the production and sale of AmBisome. The royalty rate varies depending on the amount of revenues from the commercial sale of AmBisome, among other things. Currently, the royalty rate averages less than 1% of net sales. In addition, NeXstar Pharmaceuticals makes quarterly and annual payments to The Liposome Company, Inc. ("TLC") in connection with the settlement of litigation involving the Company and TLC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." Pursuant to the settlement agreement between the two parties, TLC agreed that it would not sue the Company in connection with the worldwide production and sale of AmBisome. NeXstar Pharmaceuticals has also licensed technology from and pays royalties to The City of Hope National Medical Center in connection with the production and sale of DaunoXome. The royalty rate varies depending on the amount of revenues from the commercial sale of DaunoXome.

    European and Japanese patents have a defined term following grant during which opposition to the grant can be filed. Both NeXstar Pharmaceuticals and certain of its competitors have filed such oppositions against each other with respect to certain patents in Europe and Japan. NeXstar Pharmaceuticals has also opposed the grant of European and Japanese patents of TLC relating to certain active drug loading techniques that the owner of this patent or application could claim are used in the manufacture of products such as DaunoXome.

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

    In addition, the Company's manufacturing facilities are subject to inspection and regulation by U.S., foreign and state regulatory agencies. The Company's facilities in San Dimas, California have been inspected by the FDA, the MCA and the State of California. These agencies may reinspect at any time, and other countries' regulatory authorities may inspect the Company's facilities as well. Furthermore, although the Company's current pharmaceutical products do not require export licenses, there can be no assurance that export licenses will not be required in the future. See "--Manufacturing."

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

EMPLOYEES

    As of February 28, 1999, NeXstar Pharmaceuticals and its subsidiaries employed 488 persons on a full-time basis, of whom 292 were engaged in research, development, clinical research, medical and regulatory affairs, quality control and manufacturing and 196 were engaged in marketing, finance and administration. There can be no assurance that NeXstar Pharmaceuticals will be able to continue to attract and retain qualified personnel in sufficient numbers to meet its needs. NeXstar Pharmaceuticals believes that it maintains good relations with its employees.

AGREEMENT AND PLAN OF MERGER WITH GILEAD SCIENCES, INC.

    On February 28, 1999, The Company entered into (i) an Agreement and Plan of Merger (the "Merger Agreement") by and among Gilead, Gazelle Acquisition Sub, Inc. ("Sub") and the Company, pursuant to which Sub will be merged into the Company and the Company will survive as a wholly owned subsidiary of Gilead (the "Merger") and (ii) a Stock Option Agreement (the "Option Agreement"), by and between Gilead and the Company.

    Pursuant to the terms of the Merger Agreement, each issued and outstanding share of Company stock, par value $.01 per share ("Company Common Stock"), will be converted into the right to receive that number of shares of Gilead common stock, par value $.001 per share ("Gilead Shares") equal to the "Exchange Ratio". The "Exchange Ratio" equals 0.425, provided, however, that if the Gilead Share Value (defined as the average of the closing prices of the Gilead Shares as reported on the Nasdaq National Market for the 20 consecutive trading days ending on the third trading day preceding the date on which the stockholders of the Company vote on the Merger at the special meeting of the Company's stockholders called to approve and adopt the Merger Agreement and the Merger) is (i) less than $36.47, then the Exchange Ratio shall be equal to the lesser of 0.50 or a fraction having a numerator equal to $15.50 and having a denominator equal to the Gilead Share Value, or (ii) greater than $45.88, then the Exchange Ratio shall be equal to the greater of 0.3786 or a fraction having a numerator equal to $19.50 and having a denominator equal to the Gilead Share Value. Cash will be paid in lieu of fractional shares.

    The Merger is subject to several conditions, including that it be approved by the stockholders of both the Company and Gilead. The Merger will be accounted for as a "pooling of interests" and the exchange of shares will be tax free to the holders of Company Common Stock.

    In connection with the execution of the Merger Agreement, (a) the Company granted to Gilead an option to purchase up to 19.9% of Company Common Stock under certain circumstances, and (b) each Director of the Company, Warburg, Pincus Investors, L.P. and Warburg, Pincus Capital Partners Liquidating Trust, each in his, or her or its capacity as a stockholder of the Company, agreed to vote his, her or its respective shares of Company Common Stock in favor of the approval and adoption of the Merger Agreement and the Merger. If, however, the Gilead Share Value drops below $27.00, the obligation to vote such shares in favor of the Merger becomes terminable.

ITEM 2. PROPERTIES

    The Company's corporate headquarters, including its principal executive offices, are located in Boulder, Colorado. The Company subleases a facility of approximately 32,000 square feet of office space (the "Subleased Office Space"), which is being used as administrative offices and leases approximately 60,000 square feet of space (the "Research Facilities"), which is being used as research laboratories and administrative offices. The sublease for the Subleased Office Space expires in July 2003. The lease for the Research Facilities expires in October 2001, but can be renewed at the option of the Company for two successive five-year periods.

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

    The Company also leases a manufacturing facility adjacent to the 650 Facility in San Dimas, California (the "502 Facility"). The lease for the 502 Facility expires in November 2003 and has two five-year renewal options. The 502 Facility provides in excess of 70,000 square feet of space, including approximately 45,000 square feet of manufacturing space, and is the Company's primary injectable pharmaceutical production plant. The MCA has approved the manufacture of AmBisome and DaunoXome at the 502 Facility. The FDA has approved a New Drug Application for the manufacture of AmBisome at the 502 Facility for U.S. distribution, and the Company intends to seek FDA approval of a new drug application listing for the manufacture of DaunoXome at the 502 facility.

    In addition, the Company owns a 9,700 square foot facility located in Dublin, Ireland, in which the quality control testing, final labeling and packaging are currently being conducted for AmBisome and DaunoXome for the European Union and elsewhere.

ITEM 3. LEGAL PROCEEDINGS

    Both the Company and certain of its competitors have filed oppositions against each other as to patents granted by the European Patent Office and patents granted by the Japanese Patent Office. The

Liposome Company, Inc. ("TLC") has patents or patent applications relating to active drug loading techniques that the owners could claim are used in the manufacture of products such as DaunoXome. The Company has opposed the grant of a European and a Japanese patent owned by TLC relating to such loading technology.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote by the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the Nasdaq National Market (Symbol:
NXTR). The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the Company's common stock as reported on the Nasdaq National Market.

                                                                                     HIGH         LOW
                                                                                     -----        ---
1997:
  First Quarter.................................................................   $      173/4 $      10
  Second Quarter................................................................          151/4         91/4
  Third Quarter.................................................................          181/2        121/2
  Fourth Quarter................................................................          181/2        105/16
1998:
  First Quarter.................................................................   $      123/8 $      10
  Second Quarter................................................................          123/8         91/2
  Third Quarter.................................................................          113/16         61/2
  Fourth Quarter................................................................          113/8         711/16

    According to the records of the Company's transfer agent, the Company had approximately 463 stockholders of record as of March 17, 1999. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.

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

SALES OF UNREGISTERED SECURITIES

    All of the Company's sales of unregistered securities during 1998 have previously been reported in the Company's Quarterly Reports on Form 10-Q.

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

                                                                     YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                     1998         1997         1996         1995         1994
                                                  -----------  -----------  -----------  -----------  -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product revenues..............................  $   108,102  $    89,152  $    80,153  $    57,770  $    43,967
  License fees..................................        3,000           10        7,000           --           --
  Royalties.....................................        5,007          671           --           --           --
  Collaborative agreements and contracts........        2,440        2,388        1,548        2,920        4,054
                                                  -----------  -----------  -----------  -----------  -----------
Total revenues..................................      118,549       92,221       88,701       60,690       48,021
Expenses:
  Cost of goods sold............................       21,331       19,787       18,320       13,246        8,091
  Research and development......................       52,475       53,015       47,760       37,356       31,595
  Selling, general and administrative...........       49,460       45,033       42,933       35,300       22,108
  Litigation settlement and related expenses....        1,267       16,031        2,006           --           --
  Purchased research and development............           --           --           --       11,824           --
  Retirement agreement expense..................           --           --           --           --        4,097
                                                  -----------  -----------  -----------  -----------  -----------
Total expenses..................................      124,533      133,866      111,019       97,726       65,891
                                                  -----------  -----------  -----------  -----------  -----------
Operating loss..................................       (5,984)     (41,645)     (22,318)     (37,036)     (17,870)
Gain on sale of a majority interest in a
  subsidiary....................................       22,132           --           --           --           --
Interest income.................................        3,323        2,446        1,821        1,736        2,409
Interest expense................................       (6,591)      (4,389)      (1,558)      (1,148)        (587)
                                                  -----------  -----------  -----------  -----------  -----------
Income (loss) before provision for income tax
  and equity in loss of unconsolidated
  affiliate.....................................       12,880      (43,588)     (22,055)     (36,448)     (16,048)
Provision for income tax........................          859          322          926          183          159
Equity in loss of unconsolidated affiliate......       (1,101)          --           --           --           --
                                                  -----------  -----------  -----------  -----------  -----------
Net income (loss)...............................  $    10,920  $   (43,910) $   (22,981) $   (36,631) $   (16,207)
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Net income (loss) per share:
Basic...........................................  $      0.39  $     (1.65) $     (0.88) $     (1.57) $     (0.71)
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Diluted.........................................  $      0.38  $     (1.65) $     (0.88) $     (1.57) $     (0.71)
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Shares used in computing net income (loss) per
  share:
Basic...........................................       28,135       26,692       26,029       23,374       22,825
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Diluted.........................................       28,403       26,692       26,029       23,374       22,825
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents and marketable
  securities....................................  $    68,749  $    64,289  $    41,965  $    26,734  $    40,284
Working capital.................................      102,995       89,943       48,199       35,029       44,099
Total assets....................................      190,130      170,543      144,500      112,449      126,927
Accrued litigation settlement expenses due after
  one year......................................        7,848        8,767           --           --           --
Long-term obligations...........................        8,320        8,327       15,206        9,848       10,500
Convertible subordinated debentures.............       80,000       80,000           --           --           --
Accumulated deficit.............................     (158,966)    (169,886)    (125,976)    (102,995)     (66,364)
Total stockholders' equity......................       68,378       46,002       87,622       81,164       97,374

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 3). THESE FORWARD-LOOKING STATEMENTS REPRESENT THE EXPECTATIONS OF THE COMPANY'S MANAGEMENT AS OF THE FILING DATE OF THIS FORM 10-K. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED UNDER "RISK FACTORS" IN PART II OF THIS REPORT AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY'S STOCKHOLDERS AND POTENTIAL INVESTORS SHOULD CONSIDER CAREFULLY THESE RISKS AND UNCERTAINTIES IN EVALUATING NEXSTAR PHARMACEUTICALS' FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    NeXstar Pharmaceuticals is an integrated biopharmaceutical company engaged in the discovery, development, manufacture and marketing of proprietary pharmaceutical products to treat life-threatening and other serious oncological, hematological and infectious diseases.

    The Company markets AmBisome, a liposomal formulation of amphotericin B, for the treatment of life-threatening fungal infections, and DaunoXome, a liposomal formulation of the anticancer agent daunorubicin, which is used as a first line therapy for the treatment of HIV-associated Kaposi's sarcoma ("KS"). The Company currently relies on sales of AmBisome in Europe for a substantial majority of its product revenues and expects sales of AmBisome in Europe to account for a majority of its revenues in 1999. In the second quarter of 1998, AmBisome received French approval and is now approved in every European Union country. In the third quarter of 1997, the United States Food and Drug Administration ("FDA") approved AmBisome for use in the United States as a primary therapy for patients with a low white blood cell count (febrile neutropenia) who have a presumed fungal infection, also known as fever of unknown origin or FUO, or with visceral leishmaniasis and as a secondary treatment for fungal infections that do not respond to amphotericin B treatment. AmBisome has been approved for sale by the regulatory authorities in 38 countries for the treatment of life-threatening fungal infections, including 16 countries in which it has been approved as a primary therapy for some form of fungal infection. DaunoXome has been approved for sale as a primary therapy for KS in 24 countries, including the United States, Canada and all significant Western European markets.

    The Company continues to conduct clinical trials with AmBisome in a variety of settings with the goal of expanding its uses. The Company is conducting clinical trials with DaunoXome in an attempt to find additional indications and is planning clinical trials of DaunoXome in patients with acute myeloblastic leukemia and chronic lymphocytic leukemia. In addition, the Company is conducting Phase II clinical trials with a third product, the antibiotic MiKasome, a liposomal formulation of amikacin (a potent aminoglycoside antibiotic) in patients with complicated urinary tract infections, cystic fibrosis, nosocomial pneumonia and tuberculosis. The Company recently commenced Phase I clinical trials for NX 211, its liposomal formulation of a topoisomerase I inhibitor, lurtotecan, a camptothecin derivative and potent anti-cancer compound.

    The Company has discovered several aptamers using the SELEX process, a combinatorial chemistry technology, which are currently in the research and early clinical/preclinical development stages. In 1998, the Company received FDA approval of its Investigational New Drug ("IND") application, and has begun clinical trials for NX1838, its aptamer which binds to vascular endothelial growth factor ("VEGF"). VEGF is a growth factor which is believed to contribute to age-related macular degeneration, the leading cause of adult-onset blindness, by inducing the formation of blood vessels associated with the disease state.

    The timing of the clinical trials for MiKasome, NX211, and NX1838 may be affected by many factors including, among others, unanticipated delays; unexpected preclinical or clinical trial results, as applicable;

and difficulties in enrolling patients. There can be no assurance that the Company will be able to meet the time schedule which it has established for any of its products.

    NeXstar Pharmaceuticals was formed in 1991 as NeXagen, Inc. On February 21, 1995, the Company was merged with Vestar, Inc., a Delaware corporation founded in 1981, and changed its name to NeXstar Pharmaceuticals, Inc. The merger was accounted for as a "pooling-of-interests".

AGREEMENT AND PLAN OF MERGER WITH GILEAD SCIENCES, INC.

    On February 28, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will be acquired through merger (the "Merger") by Gilead Sciences, Inc., a Delaware corporation ("Gilead").

    Pursuant to the terms of the Merger Agreement, each issued and outstanding share of Company common stock, par value $0.01 per share ("Company Common Stock"), will be converted into the right to receive that number of shares of Gilead common stock, par value $0.001 per share ("Gilead Shares") equal to the "Exchange Ratio". The "Exchange Ratio" equals 0.425, provided, however, that if the Gilead Share Value (defined as the average of the closing prices of the Gilead Shares as reported on the Nasdaq National Market for the 20 consecutive trading days ending on the third trading day preceding the date on which the stockholders of the Company vote on the Merger at the special meeting of the Company's stockholders called to approve and adopt the Merger Agreement and the Merger) is (i) less than $36.47, then the Exchange Ratio shall be equal to the lesser of 0.50 or a fraction having a numerator equal to $15.50 and having a denominator equal to the Gilead Share Value, or (ii) greater than $45.88, then the Exchange Ratio shall be equal to the greater of 0.3786 or a fraction having a numerator equal to $19.50 and having a denominator equal to the Gilead Share Value. Cash will be paid in lieu of fractional shares.

    The Merger is subject to several conditions, including that it be approved by the stockholders of both the Company and Gilead. The Merger will be accounted for as a "pooling of interests" and the exchange of shares will be tax free to the holders of Company Common Stock. The Merger is expected to be completed by early summer. The Company anticipates it will incur approximately $6 million in expenses in 1999 associated with the Merger.

    In October 1998, the Company announced a potential spin-off of its drug discovery business, which if completed would have created a new company to be known as Iterex Technologies, Inc. ("Iterex"). Pending the completion of the Merger, this spin-off will not occur and the Company's drug discovery business will remain part of the Company. In 1998, the Company incurred $664,000 of spin-off related expenses. In the first quarter of 1999, the Company expects to record additional expenses of approximately $400,000 related to the previously planned Iterex spin-off.

INTERNATIONAL OPERATIONS, CURRENCY FLUCTUATIONS

    In connection with a majority of its European sales, the Company prices its products in the currencies of the countries into which they are sold (the "Payment Currencies"), and revenues in the past have been, and in the future could be, adversely affected by currency fluctuations. A significant majority of the Company's manufacturing costs are in U.S. Dollars. Therefore, any decline in the value of the Payment Currencies relative to the U.S. Dollar is likely to negatively impact gross margins for the Company's products because the Company's manufacturing costs would remain approximately the same while its revenue in terms of U.S. Dollars would decline. Sales in Germany, the U.K., Italy and Spain together accounted for 56% of the Company's product sales for the year ended December 31, 1998. The Company prices its products in each of these four countries in the local currency.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

    PRODUCT REVENUES. Product revenues increased 21% to $108.1 million, 11% to $89.2 million and 39% to $80.2 million in 1998, 1997 and 1996, respectively, primarily due to increased unit sales of AmBisome in European markets. As a result of the U.S. approval of AmBisome in the third quarter of 1997, the Company anticipates that an increasing percentage of its sales during future periods will occur outside of Europe. Sales of DaunoXome, which was initially approved in the U.S. during the second quarter of 1996, totaled $4.7 million, $5.2 million and $3.9 million during 1998, 1997 and 1996, respectively.

    LICENSE FEES. In the first quarter of 1998, the Company recorded a $3 million milestone payment (less withholding taxes of $300,000) in connection with a licensing agreement with Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") pursuant to which Sumitomo is developing and intends to market AmBisome in Japan. In 1996, the Company recorded an initial $7 million licensing fee (less withholding taxes of $700,000) in connection with the Sumitomo license agreement.

    ROYALTIES. During 1998 and 1997, the Company received royalties of $5 million and $671,000, respectively, primarily in connection with the sale of AmBisome in the U.S. following the third-quarter 1997 approval by the FDA. This amount will increase if the amount of sales of AmBisome in the U.S. increases.

    COLLABORATIVE AGREEMENTS AND CONTRACTS. Collaborative agreement and contract revenues were $2.4 million, $2.4 million and $1.5 million for 1998, 1997 and 1996, respectively. The increases for 1998 and 1997 were due to an agreement by Schering A.G., in February 1997, to increase its annual funding to the Company to $2.4 million from $1 million in connection with a collaborative research agreement (the "Schering Research Agreement") first entered into in 1993. The decline in 1996 related to the expiration or termination of collaborations between the Company and certain corporate partners. Collaborative agreement and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and performance of contract benchmarks. In March 1999, Schering A.G. agreed to fund $250,000 under the Schering Research Agreement for the first half of 1999, with an option to continue funding an additional $250,000 in 1999 and $500,000 annually thereafter.

    COST OF GOODS SOLD. Cost of goods sold was $21.3 million, or 20% of product revenues, $19.8 million, or 22% of product revenues, and $18.3 million, or 23% of product revenues, in 1998, 1997 and 1996, respectively. The increases in cost of goods sold for 1998 and 1997 were primarily due to increased sales of the Company's products. The decreases in cost of goods sold as a percentage of product revenues for 1998 and 1997 were primarily due to reductions in the average manufacturing cost of products sold by the Company. The decreases in cost of goods sold as a percentage of product revenues were partially offset because of increased sales of AmBisome to Fujisawa at cost. Pursuant to an agreement between the two firms, the Company and Fujisawa co-promote AmBisome in the United States and the Company sells AmBisome to Fujisawa at cost for sale in the United States. In addition, the Company receives 20% of the Fujisawa gross profits from all U.S. sales which the Company records as royalty income. If the Company's unit sales of AmBisome to Fujisawa increase as a percentage of total AmBisome sales, the cost of goods sold as a percentage of revenues is expected to increase. Cost of goods sold consists primarily of raw materials, allocation of overhead, labor and equipment costs and charges associated with services provided by outside vendors.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 1% to $52.5 million in 1998 and increased 11% to $53 million and 28% to $47.8 million for 1997 and 1996, respectively. The decrease in 1998 as compared to 1997 is primarily related to certain one-time charges in 1997 including: (i) a charge of $1.1 million for validation expenses related to product scale-up; (ii) an expense of $1.3 million related to the write off of capitalized purchased technology, which the Company had been amortizing over a four-year period, but which the Company has decided not to pursue; and (iii) $622,000 in reorganization expenses related to research and development consolidation activities, including certain staff reductions. These decreases were partially offset by increased 1998 expenses associated with expanded clinical trial activity for the Company's products and additional preclinical spending on drug candidates. In addition, in October 1998, the Company reduced its research and development workforce by 47 employees and recorded a one-time expense of $1.6 million related to severance packages for the discharged employees. The increase in 1997 expenses as compared to 1996 are due to expanded clinical trial activity for the Company's products and additional preclinical spending on aptamer drug candidates developed using the SELEX process. In 1996, the Company had a charge to research and development of $1.2 million in connection with a write down of an investment that the Company held in a biotechnology company, an expense of $1 million in connection with the Company's decentralization of its medical/ regulatory operations in Europe and an expense of $1.2 million in connection with the acquisition of additional laboratory facilities. In 1998, $2.6 million of research expenses was sponsored by third parties, as compared to $2.4 million and $1.2 million in 1997 and 1996, respectively. Research and development expenses consist primarily of salaries and benefits for scientific, medical, regulatory, quality control and pilot manufacturing personnel and consultants; supplies; occupancy costs; and depreciation of laboratory equipment and facilities. As a result of the October 1998 workforce reduction, the Company expects to realize savings in research and development expenses of approximately $2.5 million per year.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 10% to $49.5 million, 5% to $45 million and 22% to $42.9 million, or 46%, 50% and 53% of product revenues, in 1998, 1997 and 1996, respectively. The increase for 1998 is primarily related to (i) increased sales and marketing expenses in Europe in connection with increased AmBisome sales, in particular, expenses associated with the launch of AmBisome in France;
(ii) an expense of approximately $760,000 pursuant to a separation agreement between the Company and Patrick J. Mahaffy upon his resignation as President, Chief Executive Officer and Director of the Company in August 1998; and (iii) a one-time expense of $580,000 related to severance packages for 28 selling, general and administrative employees discharged due to the October 1998 workforce reduction. The increase for 1997 primarily related to (a) increased expenses in connection with the continued expansion of the Company's marketing operations and (b) a charge of $309,000 related to a warrant issued in connection with a $15 million revolving line of credit entered into by the Company. The increase for 1996 was primarily due to (x) the expansion of the Company's marketing efforts, in particular, in connection with the launch of DaunoXome in the United States and the continued expansion of the Company's international operations; (y) an expense of $741,000 in connection with the termination of distribution agreements in Australia and France; and (z) an increase of $520,000 in the Company's allowance for doubtful accounts due to an increase in accounts receivable resulting primarily from increased sales of the Company's products. In addition, the Company recognized foreign exchange losses of approximately $269,000, $287,000, and $362,000 in 1998, 1997 and 1996,
respectively. As a result of the October 1998 workforce reduction, the Company expects to realize savings in selling, general and administrative expenses of approximately $700,000 per year.

    LITIGATION SETTLEMENT AND RELATED EXPENSES. The Company reported litigation settlement and related expenses of $1.3 million, $16 million and $2 million for 1998, 1997 and 1996, respectively. The amount for

1997 was primarily related to the August 1997 settlement between the Company and The Liposome Company, Inc. ("TLC") in which the two companies agreed to dismiss all legal proceedings in connection with two U.S. patents and their international counterparts held by TLC (the "Patent Litigation"). Under the terms of the settlement agreement, the Company made an initial payment to TLC of $1.75 million and is required to make payments which began in 1998 based on AmBisome sales over the next several years. Because the payments are subject to certain minimum and maximum amounts, the Company recorded accounting charges in 1997 of $11.8 million, of which $10 million represented the net present value of all future minimum payments it is required to make and $1.75 million represented the initial cash payment. Beginning in 1998, the Company is recording an expense each quarter related to the difference between all future minimum payments and the expense recorded in 1997 and is expensing the difference between the minimum and maximum payments, if any. In 1998, these combined expenses totaled $1.3 million. The Company does not expect the difference between its future minimum and maximum payments to TLC to be material. During 1997 and 1996, the Company had $4.2 million and $2 million in additional expenses related to the Patent Litigation, respectively.

    GAIN ON SALE OF SUBSIDIARY. In 1998, the Company recorded a $22.1 million gain on the sale of its 51% interest (the "Interest") in its newly established subsidiary, Proligo L.L.C., a Delaware limited liability company ("Proligo"), to SKW Americas, Inc. ("SKW"). Proligo was formed in July 1998 and initially consisted of the assets of the Company's NeXstar Technology Products division, a manufacturer of oligonucleotides and specialty chemicals for the pharmaceuticals industry. As payment for the Interest, the Company received $15 million and a 49% interest in PerSeptive Biosystems GmbH, a company in Hamburg, Germany (the "Hamburg Company"), which specializes in the manufacture of nucleoside phosphoramidite monomers. The 49% interest of the Hamburg Company had a fair market value of approximately $5.5 million. In addition, SKW will pay the Company $3 million in guaranteed payments and up to $20.5 million in performance-based milestones over the next five years. As part of the transaction, the Company contributed $4.9 million and its 49% interest in the Hamburg Company to Proligo. SKW contributed $5.1 million and the remaining 51% interest in the Hamburg Company to Proligo.

    INTEREST INCOME. Interest income was $3.3 million, $2.4 million and $1.8 million in 1998, 1997 and 1996, respectively. Interest income during 1998 and 1997 increased primarily as a result of investing the proceeds from the Company's sale in the third quarter of 1997 of $80 million of 6 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures"). Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

    INTEREST EXPENSE. Interest expense was $6.6 million, $4.4 million and $1.6 million in 1998, 1997 and 1996, respectively. The increase for 1998 was primarily due to a full year of interest payable by the Company on the Debentures and additional borrowings in connection with several equipment lease and financing arrangements. The increase for 1997 was primarily due to five months of interest payable on the Debentures and the Company's bank borrowings.

    EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE. In 1998, the Company recorded $1.1 million as its equity in the loss from Proligo representing its 49% share of losses from August 15 through November 30, 1998, the Proligo fiscal year end. The Proligo operating loss for December 1998 is approximately $1.6 million, of which the Company will recognize its 49% share (approximately $800,000) in 1999. The loss recorded by Proligo for December 1998 included three months of operating losses for the Hamburg Company due to a change in the Hamburg Company's fiscal year from September 30 to November 30 to conform to Proligo's reporting period. The Company expects to record additional equity in the loss from its investment in Proligo L.L.C. through fiscal year 1999.

    NET INCOME (LOSS). The Company reported net income for 1998 of $10.9 million (after giving effect to the $22.1 million gain from the sale of the Interest), or $0.39 per basic share and $0.38 per diluted share, compared to net losses of $43.9 million and $23 million, or $1.65 and $0.88 per basic and diluted share, for 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents and marketable securities position at December 31, 1998 was $68.7 million compared to $64.2 million on December 31, 1997. The $4.5 million increase in cash and cash equivalents and marketable securities position was primarily the result of the following:

Net income...............................................  $10,920,000
Depreciation and amortization............................   11,164,000
Gain on sale of a majority interest in a subsidiary......  (22,132,000)
Other non-cash items.....................................    2,381,000
Working capital..........................................   (3,637,000)
                                                           -----------
Net cash used in operating activities....................               $(1,304,000)
Addition to property, plant and equipment................                (8,281,000)
Proceeds from sale of a majority interest in a
 subsidiary, net of closing costs........................                14,652,000
Investment in unconsolidated affiliate...................                (4,900,000)
Payments on short-term borrowings, net...................                (5,034,000)
Payments on capital lease obligations....................                (2,934,000)
Proceeds from issuance of long-term debt and
 sale-leaseback transactions.............................                 4,478,000
Repayments on long-term debt.............................                (1,821,000)
Proceeds from sale of common stock, net..................                11,359,000
Other....................................................                (1,755,000)
                                                                        -----------
  Total increase in cash and cash equivalents and
    marketable securities................................               $ 4,460,000
                                                                        -----------
                                                                        -----------

    The Company invests its cash and cash equivalents and marketable securities in interest-bearing investment grade securities.

    The Company's accounts receivable balance at December 31, 1998 was $43.6 million as compared to $34.6 million on December 31, 1997. The growth in receivables was primarily due to increased sales of AmBisome and proportionately increased sales of the Company's products in countries in which payments tend to be slower than the average payment periods historically experienced by the Company. Payment practices vary significantly between countries and increased sales in countries in which payments tend to be slower, often as a result of the pace at which governmental entities reimburse the Company's customers, have in the past increased, and in the future may increase, the average length that accounts receivable are outstanding and may increase the financial risk of certain of the Company's customers. The Company continually seeks improvements in its collection process to maximize its cash flow from product sales in a timely manner.

    As of December 31, 1998, the Company's inventory balance was $11.7 million compared to $14.6 million as of December 31, 1997. The decrease is primarily due to a reduction in the per unit cost of the inventory.

    For the year ended December 31, 1998, the Company had $4.5 million in proceeds from facilities improvement and capital equipment financing transactions. As of December 31, 1998, no additional amounts were available under agreements relating to the financing of manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture and fixtures and facility improvements.

    The Company maintains a $10 million unsecured line of credit (the "Credit Agreement") with an average interest rate of 8.0% with a financial institution. Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and there are limitations on the Company's ability to incur additional debt or to engage in certain significant transactions. The Credit Agreement, which includes a foreign exchange facility, expires November 1, 1999. As of December 31, 1998, the Company had no borrowings under the Credit Agreement.

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

    The Company's future capital requirements will be substantial and will depend on, and could increase as a result of, many factors, including: progress of the Company's research, drug discovery and development programs; whether the Company acquires interests in products currently held by third parties; the results and costs of preclinical and clinical testing of the Company's products, if developed; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; the Company's success in entering into collaborative agreements; changes in collaborative research relationships; the costs associated with potential commercialization of its products, if any, including the development of additional manufacturing, marketing and sales capabilities; the cost and availability of third-party financing for capital expenditures; and administrative and legal expenses. In particular, the Company expects to have significant cash requirements in the near future as a result of, but not limited to, increased clinical studies, which are required in order to expand the indications and markets for the Company's products. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of the Company, dilution to then existing stockholders may result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs or commercialization efforts or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

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

    The Company has substantially completed a review of its internal computer systems and is conducting a review of the external computer systems on which it relies to determine what action will be necessary or appropriate in connection with the Year 2000 Issue. As a result of its review, the Company has determined:

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

    With respect to IT Systems, the completed assessment indicated that most of the Company's significant IT Systems, in particular, the general ledger, billing, and inventory systems, are Year 2000 compliant. This is a result of (a) the newness of the Company's personal and mini-computer systems (most of its date data is stored using four digits for years and the software residing in its embedded chips recognizes correctly the nuances of the upcoming uncommon leap year), (b) the Company's reliance primarily on personal and mini-computers and not on older mainframes for most of its computing needs and (c) the nature of the Company's business (I.E., the Company is neither a consumer nor financial-based business). For the remaining IT Systems exposures, to date, the Company has completed the planning phase and expects to complete software replacement and upgrades no later than June 30, 1999. Once software is replaced or upgraded for a system, the Company begins testing and implementation. These phases run concurrently for different systems. Completion of the testing and implementation phases for all significant systems is expected by July 31, 1999.

    With respect to Operating Equipment, the assessment indicated that certain software and embedded chips used in certain Operating Equipment may be at risk. For its Operating Equipment exposures, the Company is completing its planning phase. Scheduling and testing of this equipment is more difficult than the testing of the IT Systems; a substantial majority of the testing occured during an annual manufacturing shutdown in December 1998. Once testing is complete, the Company will implement any upgrades or replace any non-compliant software or hardware. Testing and implementation of affected equipment is expected to be complete by September 30, 1999.

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

EURO CONVERSION

    A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency as of that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro was established as of that date. The legacy currencies will remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency.

    The Company is still in the process of evaluating the effect, if any, of the euro on its pricing of products in the eleven participating countries. The Company does not expect a material impact on its results of operations from foreign currency gains or losses as a result of its transition to the euro as the functional currency for its subsidiaries based in EU countries.

ITEM 7A. MARKET RISK DISCLOSURES

                             INTEREST RATE SENSITIVITY
                     Principal Amount by Expected Maturity
                             Average Interest Rate

                                            YEARS ENDING DECEMBER 31,                                   FAIR VALUE
                        -----------------------------------------------------------------              DECEMBER 31,
                          1999       2000       2001       2002       2003     THEREAFTER    TOTAL         1998
                        ---------  ---------  ---------  ---------  ---------  ----------  ----------  ------------

ASSETS
Available-for-sale
  securities..........  $ 143,000  $      --  $      --  $      --  $      --  $       --  $  143,000   $  143,000
Average interest
  rate................       5.34%

Guaranteed payments
  from sale of a
  majority interest in
  subsidiary..........  1,000,000  1,700,000    100,000    100,000    100,000          --   3,000,000    2,754,000
Average interest
  rate................       8.50%      8.50%      8.50%      8.50%      8.50%

LIABILITIES (ALL ARE
  FIXED RATE AMOUNTS)

Minimum litigation
  settlement,
  including current
  portion                 996,000  1,083,000  1,178,000  1,281,000  1,394,000   3,600,000   9,532,000    9,532,000
Average interest
  rate................       8.50%      8.50%      8.50%      8.50%      8.50%       8.50%

Long-term debt,
  including current
  portion.............  1,717,000  1,035,000    807,000    652,000    300,000          --   4,511,000    4,511,000
Average interest
  rate................      11.25%     11.54%     11.71%     11.64%     11.50%

Convertible
  subordinated
  debentures..........         --         --         --         --         --  80,000,000  80,000,000   69,400,000
Average interest
  rate................       6.25%      6.25%      6.25%      6.25%      6.25%       6.25%

                               FORWARD CONTRACTS
                      Notional Amount by Expected Maturity
     Average Forward Foreign Currency Exchange Rate (Foreign Currency/USD)

                                                               YEARS ENDING DECEMBER 31,
FORWARD CONTRACTS TO SELL FOREIGN   -------------------------------------------------------------------------------
CURRENCIES FOR U.S.$:                  1999        2000         2001         2002         2003        THEREAFTER       TOTAL
----------------------------------  ----------     -----        -----        -----        -----     ---------------  ----------
AUSTRIAN SCHILLING
Notional amount...................  $  390,000   $      --    $      --    $      --    $      --      $      --     $  390,000
Average contract rate.............     11.8063

AUSTRALIAN DOLLAR
Notional amount...................   1,698,000          --           --           --           --             --      1,698,000
Average contract rate.............      1.6494

SWISS FRANC
Notional amount...................      75,000          --           --           --           --             --         75,000
Average contract rate.............      1.3790

GERMAN MARK
Notional amount...................   2,818,000          --           --           --           --             --      2,818,000
Average contract rate.............      1.6751

DANISH KRONE
Notional amount...................     669,000          --           --           --           --             --        669,000
Average contract rate.............      6.4322

SPANISH PESETA
Notional amount...................   9,181,000          --           --           --           --             --      9,181,000
Average contract rate.............    143.0100

FINNISH MARKKA
Notional amount...................     379,000          --           --           --           --             --        379,000
Average contract rate.............      5.0936

FRENCH FRANC
Notional amount...................   5,480,000          --           --           --           --             --      5,480,000
Average contract rate.............      5.6328

BRITISH POUND
Notional amount...................   6,113,000          --           --           --           --             --      6,113,000
Average contract rate.............      0.6011

IRISH PUNT
Notional amount...................     399,000          --           --           --           --             --        399,000
Average contract rate.............      0.6766

ITALIAN LIRA
Notional amount...................  12,151,000          --           --           --           --             --     12,151,000
Average contract rate.............     1664.01

NETHERLANDS GUILDER
Notional amount...................     112,000          --           --           --           --             --        112,000
Average contract rate.............      1.8914

NORWEGIAN KRONE
Notional amount...................      38,000          --           --           --           --             --         38,000
Average contract rate.............      7.6568

PORTUGUESE ESCUDO
Notional amount...................   2,503,000          --           --           --           --             --      2,503,000
Average contract rate.............    172.0838

SWEDISH KRONA
Notional amount...................     336,000          --           --           --           --             --        336,000
Average contract rate.............      8.0864

                                    FAIR VALUE(A)
FORWARD CONTRACTS TO SELL FOREIGN   DECEMBER 31,
CURRENCIES FOR U.S.$:                   1998
----------------------------------  -------------
AUSTRIAN SCHILLING
Notional amount...................    $  (2,000)
Average contract rate.............
AUSTRALIAN DOLLAR
Notional amount...................      (17,000)
Average contract rate.............
SWISS FRANC
Notional amount...................        2,000
Average contract rate.............
GERMAN MARK
Notional amount...................      (11,000)
Average contract rate.............
DANISH KRONE
Notional amount...................       (8,000)
Average contract rate.............
SPANISH PESETA
Notional amount...................      (67,000)
Average contract rate.............
FINNISH MARKKA
Notional amount...................           --
Average contract rate.............
FRENCH FRANC
Notional amount...................      (34,000)
Average contract rate.............
BRITISH POUND
Notional amount...................       15,000
Average contract rate.............
IRISH PUNT
Notional amount...................       (2,000)
Average contract rate.............
ITALIAN LIRA
Notional amount...................      (88,000)
Average contract rate.............
NETHERLANDS GUILDER
Notional amount...................       (1,000)
Average contract rate.............
NORWEGIAN KRONE
Notional amount...................           --
Average contract rate.............
PORTUGUESE ESCUDO
Notional amount...................      (15,000)
Average contract rate.............
SWEDISH KRONA
Notional amount...................        1,000
Average contract rate.............

------------------------------

(a) Fair value of forward contracts represents the estimated settlement value at December 31, 1998

                                  RISK FACTORS

    THE FOLLOWING RISK FACTORS SHOULD BE READ IN CONJUNCTION WITH INFORMATION APPEARING ELSEWHERE IN THIS REPORT. SPECIAL NOTE: CERTAIN STATEMENTS SET FORTH BELOW CONSTITUTE "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE "FORWARD-LOOKING STATEMENTS." SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

DEPENDENCE ON AMBISOME FOR PRODUCT REVENUES.

    The Company relies on sales of AmBisome for a substantial majority of its product revenues. If demand for AmBisome were to decline, or revenues were to fall, whether by introduction of competitive products or otherwise, the Company's financial results would be adversely affected. Additional regulatory approvals will also be needed to expand the indications for which AmBisome may be marketed in the countries where it is already approved, and those approvals may or may not be obtained. See "Business-- Clinical Trials, Preclinical Trials and Regulatory Status--AmBisome" in Part I of this Report.

    The Company's only other approved product, DaunoXome, has had limited sales to date and may never achieve significant sales volume. Although the Company will seek to expand the market for DaunoXome by obtaining approvals for indications in addition to Kaposi's sarcoma, the drug may not be effective for the treatment of other diseases and the Company may never obtain additional approvals. See "Business--Clinical Trials, Preclinical Trials and Regulatory Status--DaunoXome" in Part I of this Report.

PRODUCT DEVELOPMENT EFFORTS MAY NOT YIELD SUCCESSFUL PRODUCTS.

    The Company has three potential products that have reached the clinical development stage-- MiKasome, NX1838 and NX211. While the results of preliminary clinical trials for these products have been encouraging, significant additional clinical trials are required. Preliminary results are not necessarily indicative of a successful product for the following reasons:

    - preliminary results may not be indicative of effectiveness;

    - further clinical trials may not achieve the desired result; and

    - further clinical trials may reveal unduly harmful side effects or may show the drugs to be less effective than other drugs or delivery systems for the desired indications.

    MiKasome, NX1838 and NX211 may not be more effective than existing drugs or other drugs developed in the future, and they may never develop into commercially viable products. See "Business-- Clinical Trials, Preclinical Trials and Regulatory Status" in Part I of this Report.

    The Company's other potential products that are in the development stage may not be successfully developed for several reasons, including:

    - the potential products are not shown to be safe and effective;

    - required regulatory approvals are not obtained;

    - the potential products are too difficult to develop into commercially viable products; or

    - the potential products do not obtain market acceptance.

DRUG DISCOVERY EFFORTS MAY NOT YIELD DRUG CANDIDATES OR OTHERWISE YIELD
  COMMERCIALLY SUCCESSFUL DRUGS.

    A significant portion of the Company's research is focused upon the discovery and development of novel pharmaceuticals based upon oligonucleotides. This drug discovery approach may not result in commercially successful drugs. Although the Company has demonstrated an ability to efficiently identify oligonucleotides that bind with high affinity to and inhibit selected molecular targets, the Company has not successfully demonstrated the effectiveness of such oligonucleotides as drugs. Additionally, the Company has initiated clinical trials for only one oligonucleotide-based product, NX1838.

    For the Company to successfully develop commercial products from the drug candidates it identifies through the SELEX and Evolutionary Chemistry processes, several challenges must be addressed, including:

    - demonstrating the effectiveness of identified compounds as drug candidates;

    - developing and implementing appropriate clinical protocols for identified drug candidates; and

    - developing manufacturing methods which are efficient, cost-effective and capable of meeting stringent regulatory standards.

    The Company may be unable to successfully address any of these or other challenges that may arise in the course of its research and development.

THE COMPANY MAY NOT SUCCEED IN ITS STRATEGY TO PROVIDE PRODUCTS FOR TREATING
  OTHER DISORDERS.

    In addition to developing products based on its liposome, SELEX process and Evolutionary Chemistry technologies, the Company has a longer-term strategy of providing pharmaceuticals to treat patients with cancer, infectious diseases and hematological disorders. The Company may not be successful in developing marketable products in these disease categories and may not have the scientific or financial resources necessary to develop all of the potential drug candidates or technologies which may be discovered or may be acquired. See "Business" in
Part I of this Report.

CURRENCY FLUCTUATIONS MAY IMPAIR FINANCIAL RESULTS.

    A substantial majority of the Company's product sales are made in Europe, with 56% of product sales for the year ending December 31, 1998 occurring in the United Kingdom, Germany, Italy and Spain. In most significant European markets, AmBisome and DaunoXome are priced in the currency of the country in which they are sold. Accordingly, the prices of such products in U.S. Dollars will vary as the value of the U.S. Dollar fluctuates against such local currencies or the Euro. Increases in the value of the U.S. Dollar against foreign currencies may reduce the Company's U.S. Dollar return on the sale of its products. In addition, although the Company implements hedging techniques with respect to foreign currency accounts receivable and accounts payable, these techniques do not eliminate the effects of foreign currency fluctuations with respect to anticipated revenues. Therefore, the Company's future results will continue to be affected by foreign currency fluctuations. See "Management's Discussion and Analysis of Financial Condition--International Operations, Currency Fluctuations."

THE COMPANY HAS A HISTORY OF OPERATING LOSSES AND WILL REQUIRE FUTURE CAPITAL TO
  DEVELOP POTENTIAL PRODUCTS.

    The Company has incurred substantial losses during its history. Although profitability was achieved in 1998, it was due to a one-time gain of $22.1 million, and the Company may not be able to maintain profitability. In addition, the Company's earnings have historically not been sufficient to cover fixed charges from operations. Future capital needs will be substantial, and the Company may be unable to obtain the capital necessary to fund all of its operations.

THE COMPANY MAY BE UNABLE TO PROTECT ITS PATENTS AND PROPRIETARY RIGHTS.

    The patent positions of pharmaceutical and biotechnology firms, including those of the Company, are uncertain and involve complex legal and factual questions, the breadth of claims allowed in patents cannot be predicted. The Company's success will depend to a significant degree on its ability to:

    - obtain patents and licenses to patent rights; and

    - operate without infringing on the proprietary rights of others, both in the United States and other countries.

    The Company intends to continue to file applications as appropriate for patents covering its technologies and any products resulting from the application of these technologies. There is a risk, however, that patents may not issue from any of its applications or that patents may not issue in connection with technology licensed from third parties. Even if patents do issue, there is a risk that the claims allowed will not be sufficient to protect the Company's proprietary rights, that such patents will be challenged, invalidated or circumvented or that the rights granted pursuant to such patents will not provide competitive advantages.

    The Company's commercial success will also depend in part on not infringing patents or other proprietary rights of third parties. A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's business. In addition, those entities may file applications for or be issued future patents with respect to technology potentially necessary or useful to the Company. Third parties have filed patent applications with claims allegedly covering technologies similar to the basic aspects of our liposomal technology and SELEX process. Some of these technologies, applications or patents may conflict with the Company's technologies and its existing or future patents, if any, or patent applications. Any of these conflicts could limit the scope of the patents that the Company has obtained or may be able to obtain or result in its patent applications failing to issue as patents. In addition, if patents that cover activities are issued to other companies, NeXstar Pharmaceuticals may be unable to obtain licenses to these patents at a reasonable cost, or at all, or be unable to develop or obtain alternative technology. As more patents are issued to third parties, the risk increases that the Company's products may give rise to claims that they infringe the patents of others. See "Business--Patents, Trade Secrets and Licenses" in
Part I of this Report.

THE COMPANY MAY ENGAGE IN COSTLY LITIGATION RELATED TO PATENTS AND PROPRIETARY
  RIGHTS.

    There has been and, in the Company's opinion, will continue to be significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. Any litigation could consume a substantial portion of the Company's resources regardless of the outcome.

    The Company and certain of its competitors have filed oppositions against each other as to patents granted by the European Patent Office and patents granted by the Japanese Patent Office. The Liposome Company, Inc. has patents or patent applications relating to active drug loading techniques that the owners could claim are used in the manufacture of products such as DaunoXome. The Company opposed the grant of a European and a Japanese patent owned by The Liposome Company relating to such loading technology.

PHARMACEUTICAL MANUFACTURING IS SUBJECT TO EXTENSIVE REGULATION.

    The manufacture of AmBisome and DaunoXome involves a number of technical challenges and requires implementation of stringent quality control specifications and quality and manufacturing systems required to comply with government regulations. The Company's products can only be manufactured in facilities that have obtained regulatory approval, which can take many months. Any regulatory action taken with respect to the Company's manufacturing facilities due to failure to meet regulatory requirements might adversely affect its results of operations.

THE COMPANY RELIES ON A SINGLE MANUFACTURING LOCATION FOR ITS PRODUCTS.

    The Company's only formulation and manufacturing facilities are in San Dimas, California; although the Company owns a manufacturing facility in Ireland that performs certain quality control testing, labeling and packaging, and the Company uses third parties to fill and lyophilize certain batches of product as alternate contract manufacturing suppliers. In the event of a natural disaster (including an earthquake), equipment failure, strike or other difficulty, the Company may be unable to replace its manufacturing capacity in a timely manner and would be unable to manufacture its products in a manner necessary to fulfill demand.

THE COMPANY RELIES ON SINGLE SOURCES OF SUPPLY FOR RAW MATERIALS.

    The Company relies on single suppliers for high quality amphotericin B, daunorubicin HCl and high quality cholesterol, each of which is used in the manufacture of its liposome products. Additional suppliers of these components are presently under evaluation. If any of these materials becomes unavailable from current suppliers, the Company would be unable to manufacture at least some of its liposome products until alternative sources of supply are obtained. In addition, the substitution of such replacement supplies would require regulatory approval, which may not be obtained. Although the Company believes that alternative supplies of these materials are or will become available at reasonable prices, it cannot be certain.

THE COMPANY HAS LIMITED MANUFACTURING EXPERIENCE FOR ITS OLIGONUCLEOTIDE
  PRODUCTS.

    While the Company has experience in manufacturing drug products based on liposome technologies, it lacks experience in the manufacture of other pharmaceuticals, including oligonucleotide-based products. In connection with the formation of Proligo, the Company entered into a supply agreement that contemplates purchasing from Proligo oligonucleotide-based products. However, Proligo may not be able to overcome the technological impediments to synthesizing oligonucleotides on a commercial scale. If Proligo is unable to provide product on a timely basis at commercially reasonable rates, the Company would need to develop additional manufacturing facilities or engage a third-party manufacturer on acceptable terms, all of which could adversely affect its ability to conduct preclinical and clinical testing, and the Company would be unable to obtain regulatory approval for or supply commercial quantities of, oligonucleotide-based products. See "Business--Manufacturing," in
Part I of this Report.

THE COMPANY'S MARKETING STAFF COMPETES WITH LARGE PHARMACEUTICAL COMPANIES.

    The pharmaceutical industry is highly competitive. The Company's products compete, and products the Company may develop are likely to compete, with products of other companies that currently have extensive and well-funded marketing and sales operations. Because these companies are capable of devoting significantly greater resources to their marketing efforts, the Company's marketing or sales efforts may not compete successfully against the efforts of these other companies'. See "Business--Marketing" and "Business--Competition" in
Part I of this Report.

PHARMACEUTICAL REIMBURSEMENT PRESSURES MAY IMPAIR FINANCIAL RESULTS.

    The ability to commercialize the Company's current and future products depends in part on the extent to which reimbursement for the cost of such products and related treatments are available from government health agencies, private health insurers and other third-party payers. Payers are increasingly challenging the price and cost effectiveness of medical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and the Company cannot be certain that adequate third-party coverage will be available to obtain satisfactory price levels for its products. Government and other third-party payers are increasingly attempting to contain health care costs by a variety of means, including limiting both the degree of coverage (including limiting payment for off-label uses) and the level of reimbursement for therapeutic products or new indications for therapeutic products. In addition, the Company's ability to sell a product in certain countries may depend on that product being included, or continuing to be included, on a government-approved reimbursement list. If adequate coverage and reimbursement levels are not provided by government and third-party payers for use of existing and potential products, the market acceptance of these products and the Company's financial results would be adversely affected.

PRICING PRESSURES MAY IMPAIR FINANCIAL RESULTS.

    The Company is subject to the risk of governmental regulation of prices, parallel imports and potential price competition. Differing product prices among countries occur in part because many foreign countries require regulatory approval of prices. In particular, some countries will condition their approval of a product on the agreement of the seller not to sell that product for more than a specified price in the country. A regulatory action reducing the price of AmBisome or DaunoXome in any one country may have the practical effect of requiring the Company to correspondingly reduce the Company's prices in other countries. Additionally, the price set for one product in a given country for competitive reasons may affect that product's prices worldwide. The implementation of the Euro may also lead to more unified pricing of products in European countries, resulting in a lower average sales price. Parallel importing between countries compounds these issues. Under European Union laws, the Company is limited in its ability to restrict third-party distributors to sell products in countries outside of their authorized territory when customers from those other countries offer to buy the product from them. Because of these laws, customers may seek to import product from countries with the lowest price, also resulting in lower average sales price. If the Company is successful in developing additional products or obtaining approval for additional indications for its current drugs, it may also face increased price competition from potential competitors, including European-based companies. See "Business--Competition" and "Business--Government Regulation" in Part I of this Report.

OPERATIONS DEPEND ON COMPLIANCE WITH GOVERNMENT REGULATIONS.

    In addition to governmental regulation of the Company's manufacturing facilities, its operations generally depend on compliance with government regulations. See "Business--Government Regulation" in Part I of this Report.

PRODUCT LIABILITY CLAIMS MAY INCREASE COSTS.

    The use of any of the Company's products or potential products in clinical trials and the sale of such products may expose the Company to liability claims. These claims may be made directly by consumers, health care providers, pharmaceutical companies or others. While the Company currently has liability insurance, insurance is expensive and may be difficult (or impossible) to obtain in the future. If liability insurance becomes unobtainable, the Company's ability to clinically test and to market its products could be significantly impaired. Moreover, the amount and scope of any coverage may be inadequate in the event of a successful product liability claim.

    Additionally, the Company is required by governmental regulations to test its products even after they have been sold and used by patients. As a result of such tests, the Company may be required to, or may determine that it should, recall products already in the market. Subsequent testing and product recalls may increase our potential exposure to product liability claims.

INFLUENCE ON CORPORATE ACTIONS BY EXISTING STOCKHOLDER.

    Affiliates of E.M. Warburg, Pincus & Co., LLC as of March 9, 1999 owned approximately 28.0% of the Company's outstanding common stock, including a warrant exercisable for 125,000 shares of common stock. As a result, Warburg, Pincus may influence the Company's corporate actions, including influencing elections and significant corporate events. One of the Company's directors is a Senior Managing Director of Warburg, Pincus.

THE HOLDERS OF THE COMPANY'S OUTSTANDING CONVERTIBLE DEBENTURES HAVE REDEMPTION
  RIGHTS.

    If a change in control of the Company were to occur or if the Company's common stock were no longer listed or approved for trading on a national exchange or an over-the-counter market, the holders of the Company's $80 million of 6 1/4% Convertible Subordinated Debentures due 2004 can require a repurchase of the debentures. If either event occurs, the Company may have insufficient cash to repurchase the debentures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Submitted elsewhere in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  EXECUTIVE OFFICERS AND DIRECTORS

    On August 18, 1998, Patrick J. Mahaffy resigned as the President and Chief Executive Officer of the Company and as a director of the Company. The Board of Directors of the Company appointed a management committee (the "Management Committee") to manage the affairs of the Company pending a search for a new President and Chief Executive Officer. The Management Committee is comprised of Michael E. Hart, Vice President and Chief Financial Officer, who serves as the Chairman of the Committee, Lawrence H. Gold, Chairman of the Board and Chief Scientific Officer, Crispin G.S. Eley, Vice President, Pharmaceutical Operations, George B. Herron, Vice President, Sales and Marketing and Nicole Onetto, Vice President, Medical Affairs.

    The following table sets forth certain information with respect to the executive officers and directors of the Company.

                   NAME                          AGE                           POSITION
-------------------------------------------  -----------  ---------------------------------------------------
    Lawrence M. Gold, Ph.D.................          57   Chairman of the Board and Chief Scientific Officer

    Michael E. Hart........................          46   Vice President and Chief Financial Officer

    Raymond A. Bendele, D.V.M., Ph.D.......          53   Vice President, Life Sciences

    Edward N. Brody, M.D., Ph.D............          60   Vice President, Drug Discovery

    Anthony D. Caracciolo..................          44   Vice President, Manufacturing

    Bruce E. Eaton, Ph.D...................          45   Vice President, Chemistry

    Crispin G.S. Eley, D. Phil.............          41   Vice President, Pharmaceutical Operations

    David W. Flamberg......................          54   Vice President, Compliance

    George B. Herron.......................          51   Vice President, Sales and Marketing

    Barbara B. Kazmier.....................          42   Vice President, Human Resources

    Nicole Onetto, M.D.....................          46   Vice President, Medical Affairs

    John D. Baldeschwieler, Ph.D...........          65   Director

    Judith A. Hemberger, Ph.D..............          51   Director

    David I. Hirsh, Ph.D...................          59   Director

    Roger G. Kennedy.......................          72   Director

    Rodman W. Moorhead, III................          55   Director

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

    Dr. Brody became the Company's Vice President, Drug Discovery in February 1998 and has been an advisor to the Company since 1991. From 1988 to 1992 and from 1996 to February 1998, Dr. Brody worked for the Centre de Genetique Moleculaire in Gif-sur-Yvette, France, including serving as Research Director from 1996 until January 1998. From 1992 to January 1996, Dr. Brody served as the Chairman of the Department of Biology at the State University of New York (SUNY) in Buffalo, New York. He currently is, and has been since 1996, an adjunct professor at the University of Colorado. Dr. Brody holds an M.D. and a Ph.D. in Biochemistry from the University of Chicago.

    Mr. Caracciolo became the Company's Vice President, Manufacturing in March 1997. From September 1991 to February 1997, Mr. Caracciolo was the Vice President, Operations of Bausch & Lomb Pharmaceuticals Inc., after having been the Vice President and General Manager of Sterling Pharmaceuticals Inc. from 1989 to 1991. Mr. Caracciolo has over 20 years of pharmaceutical experience and has held various positions in manufacturing and operational management. Mr. Caracciolo has a B.S. in Pharmaceutical Science from St. John's University.

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

    Dr. Onetto has been the Vice President, Medical Affairs of the Company since May 1997 after serving as the Senior Director, Medical Affairs for the Oncology Division--Europe of Bristol-Myers Squibb. Dr. Onetto joined Bristol-Myers Squibb in 1991 after having worked in clinical research positions for Immunex Corporation from 1990 to 1991 and Hoechst Canada, Inc. from 1989 to 1990. She holds a B.A. from the Academy of Paris, an M.D. from the University of Paris V with a specialization in pediatrics and hematology and an M.Sc. Pharmacology from the University of Montreal. She is a member of the American Society of Clinical Oncology, the American Association of Cancer Research and the European Society of Medical Oncology.

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

    Dr. Hemberger has been a consultant for, and a director of, the Company since 1997. She is currently Senior Vice President of Business Development and Strategy for AVAX Technologies, Inc. She served as the Senior Vice President, Global Drug Regulatory Affairs, for Hoechst Marion Roussel, Inc. from 1995 until 1997 after serving as Vice President, Global Medical Affairs and Commercial Development; Vice President, Global Regulatory and Medical Affairs; Vice President, Global Regulatory Affairs and Scientific Communications; and Vice President, Regulatory Affairs and Scientific Communications for Marion Merrell Dow Inc. from 1989 to 1995. From 1979 to 1989, Dr. Hemberger served in various capacities at Marion Laboratories, Inc., including as Vice President, Regulatory Affairs and Scientific Communications. She received a B.S. from Mount St. Scholastic College, an M.B.A. from Rockhurst College and a Ph.D. from the University of Missouri.

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

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under the federal securities laws, directors, certain officers and 10% stockholders of the Company are required to report to the Securities and Exchange Commission, by specific dates, transactions and holdings in the Company's stock. To the Company's knowledge based on its review of the copies of all Section 16(a) forms received by it, all filing requirements applicable to its directors and officers and 10% stockholders were complied with during 1998, except that Dr. Lawrence Gold filed a form for one transaction one month late; in addition, Mr. David W. Flamberg inadvertently omitted one transaction from a Form 4 he timely filed in August 1997. Mr. Flamberg intends to correct such form in a current Form 4 filing for March 1999.

ITEM 11. EXECUTIVE COMPENSATION

    The information below is provided with respect to the compensation of all persons who acted as the Company's Chief Executive Officer or in a similar capacity during the year ended December 31, 1998 and the four other most highly compensated executive officers of the Company (collectively, the "Named Officers") for the fiscal year ended December 31, 1998 and the two immediately preceding fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                                                LONG TERM
                                                                                                              COMPENSATION
                                                                                                             ---------------
                                                                          ANNUAL COMPENSATION                    AWARDS
                                                            -----------------------------------------------  ---------------
                                                                                              OTHER ANNUAL     SECURITIES
                                                                        SALARY      BONUS     COMPENSATION     UNDERLYING
              NAME AND PRINCIPAL POSITION(S)                  YEAR        ($)        ($)           ($)         OPTIONS (#)
----------------------------------------------------------  ---------  ---------  ----------  -------------  ---------------
Patrick J. Mahaffy........................................       1998    187,500           0           --               0
Former President and Chief Executive Officer (Resigned           1997    300,000      60,000           --          20,000
 August 18, 1998)                                                1996    250,008      90,000           --          25,000

Lawrence M. Gold..........................................       1998    300,000           0           --              --
                                                                 1997    300,000      60,000           --              --
                                                                 1996    250,008      90,000           --              --
Chairman of the Board and Chief Scientific Officer

Nicole Onetto.............................................       1998    250,008      75,000       78,480(4)       30,000
Vice President, Medical Affairs                                  1997    160,000      40,000      197,994(4)       52,700
                                                                 1996         --          --           --              --

Crispin G.S. Eley.........................................       1998    212,014      63,600           --          20,000
                                                                 1997    200,000      50,000           --          18,600
                                                                 1996    161,138      59,536           --           7,500
Vice President, Pharmaceutical Operations

Anthony D. Caracciolo.....................................       1998    203,013      60,900           --          30,000
                                                                 1997    162,521      40,625      190,214(7)       42,700
                                                                 1996         --          --           --              --
Vice President, Manufacturing Operations

Michael E. Hart...........................................       1998    189,000      56,700           --          20,000
                                                                 1997    180,000      36,000           --           6,750
                                                                 1996    166,952      50,086        5,086(10)           --
Vice President and Chief Financial Officer
 (Chairman of the Management Committee of the Company
 effective August 18, 1998)

                                                              ALL OTHER
                                                            COMPENSATION
              NAME AND PRINCIPAL POSITION(S)                     ($)
----------------------------------------------------------  -------------
Patrick J. Mahaffy........................................     265,540(1)
Former President and Chief Executive Officer (Resigned           3,040(2)
 August 18, 1998)                                                3,176(2)
Lawrence M. Gold..........................................      11,500(3)
                                                                11,500(3)
                                                                 6,596(3)
Chairman of the Board and Chief Scientific Officer
Nicole Onetto.............................................       2,500(5)
Vice President, Medical Affairs                                  2,500(5)
                                                                       --
Crispin G.S. Eley.........................................       3,418(6)
                                                                 3,418(6)
                                                                 2,500(6)
Vice President, Pharmaceutical Operations
Anthony D. Caracciolo.....................................       3,312(8)
                                                                 3,101(8)
                                                                       --
Vice President, Manufacturing Operations
Michael E. Hart...........................................       2,500(9)
                                                                 2,500(9)
                                                                 2,500(9)
Vice President and Chief Financial Officer
 (Chairman of the Management Committee of the Company
 effective August 18, 1998)

------------------------------

(1) Includes $112,500 in severance payments and a $150,000 bonus payment for completion of the Company's sale of a 51% interest in its Proligo L.L.C. subsidiary, all pursuant to the Separation Agreement between Mr. Mahaffy and the Company dated August 18, 1998; also includes payment of $540 of insurance premiums for a term life insurance policy and a $2,500 matching contribution to the Company's 401(k) Plan.

(2) Includes payment of $676 and $540 for 1996 and 1997, respectively, of insurance premiums for a term life insurance policy purchased by NeXstar Pharmaceuticals for the benefit of Mr. Mahaffy's estate in the amount of $500,000 and matching contributions of $2,500 in each of 1996 and 1997 to the Company's 401(k) Plan.

(3) Represents payments of $4,096, $9,000 and $9,000 for 1996, 1997 and 1998,
    respectively, of insurance premiums for a term life insurance policy purchased by NeXstar Pharmaceuticals for the benefit of Dr. Gold's estate in the amount $1.0 million and matching contributions of $2,500 in each of 1996, 1997 and 1998 to the Company's 401(k) Plan.

(4) Represents relocation expenses including a tax gross-up of $65,844 for 1997, and relocation expenses including a tax gross-up of $24,908 for 1998.

(5) Represents a matching contribution to the Company's 401(k) Plan in each of 1997 and 1998.

(6) Includes a $2,500 matching contribution to the Company's 401(k) Plan in each of 1996, 1997 and 1998 and payments of $918 in each of 1997 and 1998 of a premium for a life insurance policy.

(7) Represents relocation expenses, including a tax gross-up of $77,803 for 1997.

(8) Includes matching contributions to the Company's 401(k) Plan of $2,438 and $2,500 in 1997 and 1998, respectively, and payments of $663 and $812, in 1997 and 1998, respectively, of a premium for a life insurance policy.

(9) Represents a matching contribution to the Company's 401(k) Plan in each of 1996, 1997 and 1998.

(10) Represents a tax gross-up of relocation costs previously paid to Mr. Hart.

OPTIONS GRANTED IN FISCAL YEAR ENDED DECEMBER 31, 1998

                                                                    INDIVIDUAL GRANTS                         POTENTIAL REALIZABLE
                                               ------------------------------------------------------------     VALUE AT ASSUMED
                                                  NUMBER OF                                                  ANNUAL RATES OF STOCK
                                                 SECURITIES        % OF TOTAL      EXERCISE OR               PRICE APPRECIATION FOR
                                                 UNDERLYING      OPTIONS GRANTED   BASE PRICE                   OPTION TERM ($)
                                               OPTIONS GRANTED   TO EMPLOYEES IN    ($/SHARE)   EXPIRATION   ----------------------
NAME                                                 (#)           FISCAL YEAR         (1)         DATE        5%(2)       10%(2)
---------------------------------------------  ---------------  -----------------  -----------  -----------  ----------  ----------
Patrick J. Mahaffy...........................            --                --              --            --          --          --

Lawrence M. Gold.............................            --                --              --            --          --          --

Nicole Onetto (3)............................        30,000               3.8           10.31      12/09/06     147,713     353,798

Crispin G.S. Eley (3)........................        20,000               2.5           10.31      12/09/06      98,475     235,865

Anthony Caracciolo (3).......................        30,000               3.8           10.31      12/09/06     147,713     353,798

Michael E. Hart (3)..........................        20,000               2.5           10.31      12/09/06      98,475     235,865

------------------------

(1) The exercise price of all of the options granted was the fair market value of the Company's Common Stock on the date of grant.

(2) In accordance with Securities and Exchange Commission rules, these columns show gains that might exist for the respective options, assuming the market price of the Company's Common Stock appreciates from the date of grant over a period of eight years at the annual rate of five and ten percent, respectively. If the stock price does not increase above the exercise price, compensation to the Named Officers will be zero.

(3) These options were granted on December 9, 1998 and vest 25% on each of the first four anniversary dates of the date of grant.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED DECEMBER 31, 1998 AND FY-END
  OPTION VALUES

                                                                                NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                                               UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS
                                                  SHARES                        OPTIONS AT FY-END(#)        AT FY-END($)(1)
                                                ACQUIRED ON       VALUE        -----------------------  -----------------------
NAME                                            EXERCISE(#)    REALIZED($)     EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
----------------------------------------------  -----------  ----------------  -----------------------  -----------------------

Patrick J. Mahaffy............................      --              --                145,000/0                   0/0

Lawrence M. Gold..............................      --              --                   --                       --

Nicole Onetto.................................                                      13,175/69,525                 0/0

Crispin G.S. Eley.............................      --              --              77,060/40,200              121,405/0

Anthony Caracciolo............................                                      10,675/62,025                 0/0

Michael E. Hart...............................      --              --              80,008/25,062              157,001/0

------------------------

(1) Value is calculated by (i) subtracting the exercise price per share from the market value at December 31, 1998 and (ii) multiplying the result in clause
    (i) by the number of shares subject to the option. Options that have an exercise price equal to or greater than the market value of the date of exercise are not included in the value calculation.

COMPENSATION OF DIRECTORS

    The Company pays each director, who is not an employee of the Company, or an employee of an affiliate of the Company, $1,000 for each meeting of the Board of Directors or a committee of the Board of Directors that he or she attends in person and $500 for each meeting that he or she attends by telephone; provided that, a director does not receive any compensation for attending a committee meeting that occurs on the same day as a meeting of the entire Board of Directors. Directors are also reimbursed for their out-of-pocket expenses incurred in attending meetings. Outside directors (non-employee directors who are not affiliated with Warburg, Pincus & Co. ("WP")) are eligible to receive an annual stock option grant under the Company's 1995 Director Option Plan (the "Director Plan"). Under the Director Plan, each new outside director of the Company is entitled to receive an option for 10,000 shares of the Company's Common Stock on the date on which such person first becomes an outside director. In addition, each outside director who has served on the Board of Directors for at least six months automatically is entitled to receive an option grant for 5,000 shares of Common Stock on the last business day prior to each annual meeting of stockholders of the Company. The options have a term of ten years, an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant and vest 50% on each anniversary date of the two years following the grant date; provided that, the optionee is still a director of the Company on the date of vesting. All options held by a director terminate if they are not exercised within two years of such director's ceasing to be a director of the Company. Options for up to 500,000 shares of Common Stock have been reserved for issuance under the Director Plan. In 1998, each of Dr. Baldeschwieler, Dr. Hirsh, Dr. Hemberger and Mr. Kennedy received an option grant for 5,000 shares of Common Stock.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
  ARRANGEMENTS

    On August 18, 1998, the Company entered into a Separation Agreement with Mr. Patrick Mahaffy (the "Separation Agreement") in connection with his resignation as the Company's President and Chief Executive Officer. Under the terms of the Separation Agreement, Mr. Mahaffy receives $25,000 per month for a period of 24 months (the "Salary Continuation Period"). Mr. Mahaffy also received a one-time bonus of $150,000 in connection with his efforts to effect the transaction between the Company and SKW Americas, Inc. regarding Proligo L.L.C. Mr. Mahaffy will continue to consult to the Company through May 21, 1999 at the request of the Company and will be reimbursed for his out-of-pocket expenses. The Company also agreed to continue Mr. Mahaffy's medical benefits under the Company's health plans and pay the premiums for a $500,000 life insurance policy during the Salary Continuation Period. The Separation Agreement terminated and superseded the Employment Agreement between the Company and Mr. Mahaffy dated May 1992.

    Dr. Gold has an employment agreement with the Company which expires on February 14, 2002, unless terminated by either party prior to such date. Unless earlier terminated, the term of Dr. Gold's employment agreement is extended one year on each February 14. Pursuant to the terms of the employment agreement, Dr. Gold's base salary is determined by the Board of Directors, but will always be greater than $200,000 per annum unless Dr. Gold agrees otherwise. Dr. Gold presently receives an annual salary of $300,000. In addition to the minimum salary required by Dr. Gold's employment agreement, Dr. Gold is eligible to participate in such fringe benefits as are generally made available to executives of the Company, including any incentive compensation programs which may be developed from time to time during the term of Dr. Gold's employment agreement. The Company has also purchased a $1,000,000 term life insurance policy for the benefit of Dr. Gold's estate. Dr. Gold can terminate his obligations under the employment agreement at any time upon 30 days' written notice. The Company can terminate Dr. Gold's employment (i) in the event of physical or mental incapacitation, (ii) if Dr. Gold joins the faculty of an academic institution other than CU or (iii) with or without cause. If Dr. Gold's employment is terminated pursuant to clause (i) above, he will be entitled to receive severance pay for the balance of the term of his employment agreement at the rate of 75% of his salary at the time his employment is terminated, reduced by applicable payroll taxes and the amount he receives during such period under any disability insurance policy or plan maintained by the Company or under Social Security or similar laws. If the Company terminates Dr. Gold's employment without cause, Dr. Gold will be entitled to receive severance pay for the balance of the term of the employment agreement at the rate of 100% of his salary in effect at the time his employment is terminated, reduced by applicable payroll taxes. If the Company terminates Dr. Gold's employment for cause or pursuant to clause (ii) above, then Dr. Gold will not be entitled to receive any severance pay.

    The Company entered into an employment agreement with Dr. Nicole Onetto on March 14, 1997. The terms of Dr. Onetto's agreement include a minimum salary of $240,000 annually and a 35% bonus opportunity, the payment by the Company of certain relocation expenses, and one year of severance pay if her employment is terminated for any reason beyond her control.

    In August 1998, the Company granted retention bonuses to certain key employees, including Mr. Caracciolo, Dr. Eley, Mr. Hart and Dr. Onetto in the amounts of $50,000, $100,000, $100,000 and $100,000, respectively (the "August
Retention Bonuses"). The August Retention Bonuses will be paid if such key employees remain employed by the Company through March 31, 1999. In January 1999, the Company granted additional retention bonuses to certain key employees, including Mr. Caracciolo, Dr. Eley, Mr. Hart and Dr. Onetto in the amounts of $25,000, $50,000, $50,000 and $50,000, respectively (the "January Retention Bonuses"). The January Retention Bonuses will be paid if such individuals remain employed by the Company through September 1, 1999 or earlier if there is a change of control of the Company.

    On February 8, 1999, the Company entered into change-in-control agreements (the "Change in Control Agreements") with certain members of senior management, including Mr. Caracciolo, Dr. Eley, Mr. Hart, and Dr. Onetto. Pursuant to the terms of the Change in Control Agreements, in the event there is a change in control of the Company and either (a) such officer's employment is terminated without cause, (b) the functions and responsibilities of such officer's job are substantially diminished, or (c) the officer is required to relocate his or her place of residence, then such officer shall receive severance pay equal to 12 months of his or her base salary, continue to receive coverage under the Company's health benefit plans for a period of 12 months and receive outplacement services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Rodman W. Moorhead, III and Dr. David I. Hirsh, both of whom are non-employee directors of the Company, served as members of the Compensation Committee of the Board of Directors of the Company during 1998.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The following table sets forth certain information as to the beneficial ownership of each person known to the Company to own more than 5% of the Company's outstanding Common Stock as of March 17, 1999 (unless otherwise indicated). The information set forth below is based on information furnished by such beneficial owners to the Company.

                                                                                  SHARES
NAME AND ADDRESS OF                                                            BENEFICIALLY     PERCENT OF
BENEFICIAL OWNER                                                                   OWNED           CLASS
---------------------------------------------------------------------------  -----------------  -----------
Warburg, Pincus Investors, L.P.(1).........................................       4,412,755          15.3%
  466 Lexington Avenue
  New York, New York 10017

Warburg, Pincus Capital Partners Liquidating Trust(1)......................       3,600,792          12.5%
  466 Lexington Avenue
  New York, New York 10017

Rodman W. Moorhead, III(1)(2)..............................................       8,013,547          27.8%
  466 Lexington Avenue
  New York, New York 10017

Shaker Investments(3)......................................................       1,986,244           6.9%
  Tower East
  20600 Chagrin Boulevard
  Cleveland, Ohio 44122

State of Wisconsin Investment Board(4).....................................       1,180,000           4.1%
  P.O. Box 7842
  Madison, Wisconsin 53707

------------------------

(1) The sole general partner of Warburg, Pincus Investors, L.P. ("WPI") is Warburg, Pincus & Co., a New York general partnership ("WP"). E.M. Warburg, Pincus & Co., LLC, a New York limited liability company ("EMW LLC"), manages WPI. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC and may be deemed to control both WP and EMW LLC. WP has a 20% interest in the profits of WPI as the general partner. WP has an approximately 26% interest in the assets held by Warburg, Pincus Capital Partners Liquidating Trust ("WPCP"). The trustees of WPCP are Lionel I. Pincus, John L. Vogelstein and Stephen Distler. Each of Messrs. Pincus, Vogelstein and Distler disclaims beneficial ownership of any shares of Common Stock beneficially owned by WPCP. By reason of the provisions of Rule 16a-1 under the Securities Exchange Act of 1934 ("Rule 16a-1"), WP and EMW LLC may be deemed to be beneficial owners of the Common Stock and warrant held by WPI and WP may be deemed to be a beneficial owner of the Common Stock held by WPCP, although both WP and EMW LLC disclaim beneficial ownership of such securities except to the extent of any indirect pecuniary interest therein. Mr. Rodman W. Moorhead, III, a director of the Company, is a Senior Managing Director and member of EMW LLC and a general partner of WP. As such, Mr. Moorhead may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1) in an indeterminate portion of the shares beneficially owned by WPI, WPCP and WP. The totals for WPI and Mr. Moorhead include 125,000 shares of Common Stock reserved for issuance upon the exercise of a warrant held by WPI.

(2) All of the shares indicated as owned by Mr. Moorhead are owned directly by WPI and WPCP and are included because of Mr. Moorhead's affiliation with WPI and WPCP. Mr. Moorhead disclaims "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. See Footnote (1) above.

(3) This information is based solely on information furnished to the Company by Shaker Investments as of December 31, 1998.

(4) This information was furnished to the Company by the State of Wisconsin Investment Board as of March 15, 1999, subsequent to their most recent Form 13(g) filing with the Securities and Exchange Commission on February 2, 1999.

STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth the number of shares of Common Stock beneficially owned (or deemed to be beneficially owned pursuant to the rules of the Securities and Exchange Commission) as of March 17, 1999 by each director of the Company, the Named Executive Officers (excluding Patrick J. Mahaffy, who no longer serves as a director or executive officer of the Company) and all of the executive officers of the Company as a group.

                                                                                  SHARES
                                                                                BENEFICIALLY PERCENT OF
NAME                                                                             OWNED(1)       CLASS
------------------------------------------------------------------------------  -----------  -----------
Lawrence M. Gold, Ph.D.(2)....................................................     894,466      3.1%
John D. Baldeschwieler, Ph.D.(3)..............................................     149,827        *
Judith A. Hemberger, Ph.D.(4).................................................       5,000        *
David I. Hirsh, Ph.D.(5)......................................................      49,016        *
Roger G. Kennedy(6)...........................................................      34,867        *
Rodman W. Moorhead, III(7)....................................................   8,013,547      27.8%
Michael E. Hart(8)............................................................      80,445        *
Crispin G.S. Eley, D. Phil.(9)................................................      88,749        *
Nicole Onetto(10).............................................................      13,175        *
Anthony Caracciolo(11)........................................................      24,075        *
All directors, director nominees and executive officers as a group
 (16 persons)(12).............................................................   9,594,266      32.8%
                                                                                -----------  -----------

------------------------

*   Less than 1% of the Company's outstanding Common Stock.

(1) Unless otherwise indicated, each person listed as the beneficial owner of shares of Common Stock has the sole voting power and investment power with respect to such shares.

(2) The amount shown includes 102,000 shares of Common Stock held by members of Dr. Gold's immediate family in which shares Dr. Gold disclaims beneficial ownership.

(3) The amount shown includes 88 shares of Common Stock owned by Dr. Baldeschwieler's spouse in which shares Dr. Baldeschwieler disclaims beneficial ownership. The amount shown includes 55,000 shares of Common Stock owned by the John D. Baldeschwieler, Inc. Profit Sharing Trust and 1,911 shares owned by the John D. Baldeschwieler, Inc. Pension Trust, in which trusts Dr. Baldeschwieler is the sole trustee and sole beneficiary. The amount shown also includes options to purchase 24,500 shares of Common Stock which are exercisable within 60 days.

(4) The amount shown represents options to purchase Common Stock which are exercisable within 60 days. The amount does not include options held by Dr. Hemberger to purchase 10,000 shares of Common Stock which are not exercisble within 60 days.

(5) The amount shown includes 5,352 shares of Common Stock owned by Dr. Hirsh's wife and 704 shares owned by Dr. Hirsh's sons in which shares Dr. Hirsh disclaims beneficial ownership. The amount also includes 1,980 shares of Common Stock which are owned as a joint tenant with Dr. Hirsh's wife. The amount shown includes options to purchase 17,500 shares of Common Stock which are exercisable within 60 days. The amount shown does not include options held by Dr. Hirsh to purchase 7,500 shares of Common Stock which are not exercisable within 60 days.

(6) The amount shown includes 29,867 shares held in trust, including 17,899 shares held in trust in which Mr. Kennedy is the primary trustee. The amount shown also includes options to purchase 5,000 shares of Common Stock which are exercisable within 60 days.

(7) All of the shares indicated as owned by Mr. Moorhead are owned directly by WPI and WPCP and are included because of Mr. Moorhead's affiliation with WPI and WPCP. Mr. Moorhead disclaims "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. See Footnotes (1) and (2) under "Stock Ownership of Certain Beneficial Owners." The amount shown includes a warrant to purchase 125,000 shares of Common Stock.

(8) The amount shown represents 437 shares of Common Stock credited to Mr. Hart's account under the Company's 401(k) Retirement Savings Plan (the "Company's 401(k) Plan") and options to purchase 80,008 shares of Common Stock which are exercisable within 60 days.

(9) The amount shown includes 2,979 shares of Common Stock credited to Dr. Eley's account under the Company's 401(k) Plan and options to purchase 77,060 shares of Common Stock which are exercisable within 60 days. The amount shown also includes 2,904 shares of Common Stock owned jointly with Dr. Eley's father in which shares Dr. Eley disclaims beneficial ownership.

(10) The amount shown represents options to purchase shares of Common Stock exercisable within 60 days.

(11) The amount shown includes options to purchase 20,675 shares of Common Stock exercisable within 60 days.

(12) The amount shown includes 391,666 shares of Common Stock issuable upon options exercisable within 60 days.

CHANGES IN CONTROL

    In connection with the execution of the Merger Agreement with Gilead, the Directors of the Company, Warburg, Pincus Investors, L.P. and Warburg, Pincus Capital Partners Liquidating Trust, each in his, or her or its capacity as a stockholder of the Company, agreed to vote his, her or its respective shares of Company Common Stock in favor of the approval and adoption of the Merger Agreement and the
Merger. If, however, the Gilead Share Value drops below $27.00, the obligations to vote such shares in favor of the Merger becomes terminable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In June 1994, the Company loaned $80,000 to Dr. Crispin Eley who is the Company's Vice President, Pharmaceutical Operations. The amount has an interest rate of 7.25% per annum and is due on June 29, 1999.

    In February 1998, the Company loaned $161,488 to Dr. Bruce Eaton who is the Company's Vice President, Chemistry. The loan has an interest rate of 8.5% per annum and is due on January 21, 2002.

    During 1998, the Company entered into an agreement with BolderPATH, Inc., a company 50% owned by Dr. Ray Bendele's spouse. Dr. Bendele is the Company's Vice President, Life Sciences. The Company paid approximately $30,000 to BolderPATH in 1998.

    During 1998, the Company purchased $8,200 of supplies for Dr. Gold's laboratory at CU. The Company has exclusive commercial rights to all of the research occurring in Dr. Gold's laboratory.

    During 1998, Dr. Hemberger received $40,100 for technical and scientific services performed as a consultant for the Company. Dr. Hemberger entered into an agreement with the Company in January 1998 pursuant to which she receives $1,500 per day for consulting services which she provides to the Company.

    Mr. Moorhead serves as a director of the Company pursuant to certain provisions of an agreement between the Company, Warburg, Pincus Investors, L.P. ("WPI"), Dr. Gold and others which provide that the Company will nominate and use its best efforts to have elected up to two directors, designated by WPI while WPI owns more than 20% of the outstanding Common Stock or one director while it owns more than 10% of the outstanding Common Stock but less than 20%. Currently, WPI has designated one director, Mr. Moorhead, to serve on the Company's Board of Directors. Certain provisions of the same agreement provide that the Company will nominate and use its best efforts to have elected as a director one person designated by Dr. Gold if Dr. Gold were to increase his ownership to more than 10% of the outstanding Common Stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1. INDEX TO FINANCIAL STATEMENTS

                                                                                                         PAGE IN
                                                                                                        FORM 10-K
                                                                                                        ----------
    Report of Independent Auditors Ernst & Young LLP..................................................     F-1
    Report of Independent Auditors PricewaterhouseCoopers LLP.........................................     F-2
    Consolidated Balance Sheets as of December 31, 1998 and 1997......................................     F-3
    Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996........     F-4
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and
    1996..............................................................................................     F-5
    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996........     F-6
    Notes to Consolidated Financial Statements........................................................     F-7

    2. INDEX TO FINANCIAL STATEMENT SCHEDULES

    Schedule II: Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and
    1996..............................................................................................     S-1

    All other schedules not applicable.

    3. EXHIBITS

  EXHIBIT
   NUMBER                                                  DESCRIPTION
------------  -----------------------------------------------------------------------------------------------------
      2.1 --  Agreement and Plan of Merger, dated February 28, 1999 by and among Gilead Sciences, Inc., Gazelle
              Acquisition Sub, Inc. and NeXstar Pharmaceuticals, Inc.(1).

      2.2 --  Purchase Agreement, dated August 15, 1998, by and among SKW Americas, Inc., Proligo L.L.C. and
              Registrant (2).

      3.1 --  Second Amended and Restated Certificate of Incorporation of the Registrant(3).

      3.2 --  Amended and Restated Bylaws of the Registrant(4).

      4.1 --  Second Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to this Report).

      4.2 --  Form of Common Stock certificate of the Registrant(4).

      4.3 --  Indenture, dated as of July 31, 1997, between the Registrant and IBJ Schroder Bank & Trust Company as
              Trustee, for the Registrant's 6 1/4% Convertible Subordinated Debentures due 2004(5).

      4.4 --  Registration Rights Agreement, dated July 31, 1997, among the Registrant and SBC Warburg Inc. and
              Oppenheimer & Co., Inc.(5).

     10.1 --  License Agreement between University Research Corporation and the Registrant, effective as of July
              17, 1991, as amended on October 26, 1992(6).

     10.2 --  Amendment No. 2, effective April 5, 1996, and Amendment No. 3, dated September 5, 1996, to the
              License Agreement between University Research Corporation and the Registrant, effective as of July
              17, 1991, as amended on October 26, 1992(7).

     10.3 --  Stock Purchase Agreement among the Registrant, Warburg, Pincus Investors, L.P., University Research
              Corporation and Lawrence M. Gold, dated as of July 17, 1991, as amended on December 4, 1992, and as amended by letter agreement on November 19, 1993(6).

     10.4 --  Employment Agreement, dated July 1, 1991, between the Registrant and Lawrence M. Gold(6).

     10.5 --  Form of Change in Control Agreement, dated February 8, 1999, between the Company and each executive officer of the Company.

     10.6 --  Master Equipment Lease Agreement between MMC/GATX Partnership No. 1 and the Registrant, dated as of
              November 23, 1992(6).

     10.7 --  Stock Purchase Agreement among the Registrant, Eli Lilly and Company and Warburg, Pincus Investors,
              L.P., dated as of September 15, 1992(6).

     10.8 --  Supplement to Stock Purchase Agreement among the Registrant, Eli Lilly and Company, Warburg, Pincus
              Investors, L.P. and certain additional investors, dated as of September 30, 1992(6).

     10.9 --  Second Supplement to Stock Purchase Agreement among the Company, Accel III, L.P., Accel Japan L.P.,
              Accel Investors '92 L.P., New Enterprise Associates V Limited Partnership, Ven Sed I, Eli Lilly and
              Company and Warburg, Pincus Investors, L.P., dated as of December 4, 1992(6).

    10.10 --  Securities Purchase Agreement among Warburg, Pincus Capital Partners, L.P., Humana Inc. and Vestar,
              Inc., dated May 11, 1990(7).

    10.11 --  Collaborative Research Agreement between the Registrant and Schering A.G., dated as of November 16,
              1993(6).

    10.12 --  Letter Agreement between the Registrant and Schering A.G., effective February 1, 1997, amending the
              Collaborative Research Agreement between the Registrant and Schering A.G., dated as of November 16,
              1993(7)

    10.13 --  License Agreement between the Registrant and Schering A.G., dated as of November 16, 1993(6).

    10.14 --  Master Equipment Lease Agreement between Phoenix Leasing Incorporated and the Registrant, dated
              November 15, 1993(6).

    10.15 --  Master Lease Agreement between USL Capital Corporation and the Registrant, dated as of November 9,
              1995(8).

    10.16 --  Master Lease Agreement, dated as of September 9, 1996, between General Electric Capital Corporation and the Registrant(5).

    10.17 --  Master Security Agreement, dated as of March 27, 1997, between General Electric Capital Corporation and the Registrant(5).

    10.18 --  Common Stock Purchase Warrant issued to Warburg, Pincus Investors L.P., dated March 27, 1997(9).

    10.19 --  NeXagen, Inc. 1993 Incentive Stock Plan, adopted February 8, 1993, as amended(5).

    10.20 --  Registrant's 1995 Director Option Plan, adopted July 25, 1995(10).

    10.21 --  Vestar, Inc. 1988 Stock Option Plan(4).

    10.22 --  Registrant's 1994 Employee Stock Purchase Plan, adopted June 9, 1994(4).

    10.23 --  Amendment No. 1 to Registrant's 1994 Employee Stock Purchase Plan, adopted June 9, 1994(3).

    10.24 --  Lease, dated March 26, 1987, between Vestar, Inc. and Majestic Realty Co. and Patrician Associates,
              Inc. and Amendment No. 1 thereto and Amendment No. 2 thereto, dated as of June 8, 1992(4).

    10.25 --  Third Amendment, dated January 11, 1996, between Majestic Realty Co. and Patrician Associates, Inc.
              and the Registrant, to Lease, dated March 26, 1987, between Vestar, Inc. and Majestic Realty Co. and
              Patrician Associates, Inc.(8).

    10.26 --  Assignment and Royalty Agreement, dated December 21, 1990, effective as of June 2, 1989, between
              Vestar, Inc. and City of Hope National Medical Center(11).

    10.27 --  License Agreement, effective as of August 12, 1986, between Vestar, Inc. and The Regents of the
              University of California(8).

    10.28 --  Agreement by and between Fujisawa USA, Inc. and Vestar, Inc., dated August 9, 1991, and Amendment No.
              1 thereto, dated as of May 17, 1994(4).

    10.29 --  Amendment No. 2 to agreement between Fujisawa USA, Inc. and Vestar, Inc., dated as of April 3, 1995, between Fujisawa USA, Inc. and Vestar, Inc.(12) [Part of this document has been redacted for purposes of confidentiality pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended].

    10.30 --  Amendment No. 3 to Agreement between Fujisawa USA, Inc. and the Registrant, dated March 4, 1996, to the Agreement by and between Fujisawa USA, Inc. and Vestar, Inc., dated August 9, 1991(8).

    10.31 --  Lease, dated April 13, 1992, between Vestar, Inc. and Majestic Realty Co. and Patrician Associates,
              Inc.(4).

    10.32 --  First Amendment to Lease, dated April 10, 1993, between Majestic Realty Co. and Patrician Associates,
              Inc. and Vestar, Inc. amending Lease, dated April 13, 1992, between Majestic Realty Co. and Patrician
              Associates, Inc. and Vestar, Inc.(8).

    10.33 --  Master Lease Agreement, dated June 29, 1994, between Vestar, Inc. and Comdisco, Inc.(4).

    10.34 --  Amendment No. 1, dated December 5, 1997, between the Registrant and Comdisco, Inc. to the Master
              Lease Agreement, dated June 29, 1994, between Vestar, Inc. and Comdisco, Inc.(13)

    10.35 --  Employment Agreement, dated March 14, 1997, between the Registrant and Nicole Onetto(9).

    10.36 --  Consulting Agreement, dated January 29, 1998, between the Registrant and Judith A. Hemberger(13).

    10.37 --  Royalty Agreement, dated October 30, 1995, between the Registrant and Amplimed Corporation(8).

    10.38 --  Pharmaceutical Pricing Agreement between the Secretary of Veterans Affairs and the Registrant, dated
              April 30, 1996(14).

    10.39 --  Master Agreement between Secretary of Veterans Affairs and the Registrant, dated April 30, 1996(14).

    10.40 --  Pharmaceutical Pricing Agreement between the Secretary of Health and Human Services and the
              Registrant, dated April 30, 1996(14).

    10.41 --  Rebate Agreement between the Secretary of Health and Human Services and the Registrant, dated April
              30, 1996(14).

    10.42 --  Industrial Real Estate Lease, dated July 1, 1996, by and between Wilderness Place, Ltd. and the
              Registrant(15).

    10.43 --  Sublease Agreement, dated July 31, 1996, between Sybase, Inc. and the Registrant(16).

    10.44 --  License and Distribution Agreement, dated September 26, 1997, by and between Sumitomo Pharmaceuticals
              Co., Ltd. and the Registrant(7). [Part of the document has been redacted for purposes of confidentiality pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.]

    10.45 --  Settlement Agreement, dated August 11, 1997, by and among Registrant, Fujisawa U.S.A., Inc. and The
              Liposome Company, Inc.(17). [Part of the document has been redacted for purposes of confidentiality pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.]

    10.46 --  Credit Agreement, dated September 1, 1997, by and between the Registrant and Wells Fargo Bank,
              National Association(17).

    10.47 --  First Amendment to Credit Agreement, dated May 1, 1998, by and between Registrant and Wells Fargo
              Bank, National Association amending Credit Agreement, dated September 1, 1997, by and between the
              Registrant and Wells Fargo Bank, National Association (2).

    10.48 --  Letter agreement, dated September 1, 1998, between Registrant and Wells Fargo Bank, National
              Association amending Credit Agreement, dated September 1, 1997, as amended, by and between the
              Registrant and Wells Fargo Bank, National Association (2).

    10.49 --  Second Amendment to Credit Agreement, dated November 1, 1998, by and between the Registrant and Wells
              Fargo Bank, National Association amending Credit Agreement, dated September 1, 1997, as amended, by and between the Registrant and Wells Fargo Bank, National Association (2).

    10.50 --  Amended and Restated Limited Liability Company Agreement of Proligo L.L.C., dated August 15, 1998, by and among NeXstar Pharmaceuticals International, Inc., SKW Americas, Inc. and the Registrant (2).

    10.51 --  Amendment, dated April 30, 1998, between Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") and the
              Registrant to the License and Distribution Agreement, dated September 26, 1996, between Sumitomo and the Registrant (18).

    10.52 --  Share Option Agreement, dated February 28, 1999, by and between Gilead Sciences, Inc. and NeXstar
              Pharmaceuticals, Inc.(1)

    10.53 --  Form of Voting Agreement executed by each director of the Company, Warburg Pincus Investors, L.P. and
              Warburg Pincus Capital Partners Liquidating Trust(1).

    10.54 --  Separation Agreement, dated August 18, 1998, between the Company and Patrick J. Mahaffy.

     21.1 --  Subsidiaries of the Registrant.

     23.1 --  Consent of Independent Auditors Ernst & Young LLP.

     23.2 --  Consent of Independent Auditors PricewaterhouseCoopers LLP.

     27.1 --  Financial Data Schedule.

------------------------

(1) Previously filed in the Exhibits to Form 8-K (File No. 0-23012) for the Registrant dated March 9, 1999, which exhibit is incorporated by reference herein.

(2) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarter ended September 30, 1998, which exhibit is incorporated herein by reference.

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

(5) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended June 30, 1997, and incorporated by reference herein.

(6) Previously filed in the Exhibits to the Registration Statement on Form S-1 (File No. 33-72142), declared effective by the Securities and Exchange Commission on January 28, 1994, which exhibit is incorporated by reference herein.

(7) Previously filed in the Exhibits to Form 10-K (File No. 0-23012) for the Registrant for the fiscal year ended December 31, 1996, and incorporated by reference herein.

(8) Previously filed in the Exhibits to Form 10-K (File No. 0-23012) for the Registrant for the fiscal year ended December 31, 1995, and incorporated by reference herein.

(9) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended March 31, 1997, and incorporated by reference herein.

(10) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended September 30, 1995, and incorporated by reference herein.

(11) Previously filed, on March 22, 1991, in the Exhibits to the Registration Statement on Form S-2 (File No. 33-39549), which exhibit is incorporated by reference herein.

(12) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended March 31, 1995, and incorporated by reference herein.

(13) Previously filed in the Exhibits to Form 10-K (File No. 0-23012) for the Registrant for the year ended December 31, 1997, which exhibit is incorporated by reference herein.

(14) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended March 31, 1996, and incorporated by reference herein.

(15) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended June 30, 1996, and incorporated by reference herein.

(16) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended September 30, 1996, and incorporated by reference herein.

(17) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarterly period ended September 30, 1997, and incorporated by reference herein.

(18) Previously filed in the Exhibits to Form 10-Q (File No. 0-23012) for the Registrant for the quarter ended June 30, 1998 and incorporated herein by reference.

    (b)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NEXSTAR PHARMACEUTICALS, INC.

                                By:             /s/ MICHAEL E. HART
                                     -----------------------------------------
                                                  Michael E. Hart
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Date: March 19, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ LAWRENCE M. GOLD
------------------------------  Chairman of the Board and     March 19, 1999
       Lawrence M. Gold           Chief Scientific Officer

  /s/ JOHN D. BALDESCHWIELER
------------------------------  Director                      March 19, 1999
    John D. Baldeschwieler

------------------------------  Director                      March 19, 1999
     Judith A. Hemberger

      /s/ DAVID I. HIRSH
------------------------------  Director                      March 19, 1999
        David I. Hirsh

     /s/ ROGER G. KENNEDY
------------------------------  Director                      March 19, 1999
       Roger G. Kennedy

 /s/ RODMAN W. MOORHEAD, III
------------------------------  Director                      March 19, 1999
   Rodman W. Moorhead, III

                                Vice President and Chief
     /s/ MICHAEL E. HART          Financial Officer
------------------------------    (Principal Financial        March 19, 1999
       Michael E. Hart            Officer and Principal
                                  Accounting Officer)

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
NeXstar Pharmaceuticals, Inc.

    We have audited the accompanying consolidated balance sheets of NeXstar Pharmaceuticals, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Proligo L.L.C., a limited liability company, the investment in which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The investment in Proligo L.L.C. represents 5.4% of consolidated total assets at December 31, 1998, and the Company's equity in the net loss of Proligo L.L.C. is $1,101,000 in 1998. The 1998 financial statements of Proligo L.L.C. have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1998 consolidated financial statements relates to data included for Proligo L.L.C., it is based solely on their report.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeXstar Pharmaceuticals, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Denver, Colorado
March 1, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Members of Proligo LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, members' equity and of cash flows present fairly, in all material respects, the financial position of Proligo L.L.C. and its subsidiaries at November 30, 1998, and the results of their operations and their cash flows for the period from August 15, 1998 through November 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Denver, Colorado

January 7, 1999, except for Note 13, for which the date is March 1, 1999

                         NEXSTAR PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                          ASSETS

                                                                         DECEMBER 31,
                                                                   ------------------------
                                                                      1998         1997
                                                                   -----------  -----------
Current assets:
Cash and cash equivalents........................................  $68,606,000  $39,292,000
  Marketable securities..........................................      143,000   24,997,000
  Accounts receivable, net of allowance for doubtful accounts of
    $1,156,000 and $1,150,000 at December 31, 1998 and 1997,
    respectively.................................................   43,577,000   34,623,000
  Inventories....................................................   11,669,000   14,606,000
  Prepaid expenses and other.....................................    4,584,000    3,872,000
                                                                   -----------  -----------
Total current assets.............................................  128,579,000  117,390,000
Property, plant and equipment, net of accumulated depreciation
  and amortization...............................................   40,837,000   44,778,000
Investment in unconsolidated affiliate...........................   10,261,000           --
Patent and trademark costs, net of accumulated amortization of
  $1,984,000 and $1,432,000 at December 31, 1998 and 1997,
  respectively...................................................    5,226,000    5,623,000
Other noncurrent assets, net of an allowance of $1,737,000 at
  December 31, 1997..............................................    5,227,000    2,752,000
                                                                   -----------  -----------
Total assets.....................................................  $190,130,000 $170,543,000
                                                                   -----------  -----------
                                                                   -----------  -----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings..........................................  $        --  $ 5,034,000
  Accounts payable...............................................    4,240,000    5,237,000
  Accrued compensation and employee benefits.....................    7,027,000    4,338,000
  Accrued litigation settlement and related due within one
  year...........................................................    2,124,000    1,273,000
  Accrued interest payable.......................................    2,083,000    2,083,000
  Other accrued expenses.........................................    6,038,000    4,037,000
  Long-term obligations due within one year......................    4,072,000    5,445,000
                                                                   -----------  -----------
Total current liabilities........................................   25,584,000   27,447,000
Accrued litigation settlement expenses due after one year........    7,848,000    8,767,000
Long-term obligations due after one year.........................    8,320,000    8,327,000
Convertible subordinated debentures..............................   80,000,000   80,000,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value; 5,000,000 shares authorized
    Common stock, $.01 par value; 50,000,000 shares authorized;
    issued and outstanding shares--28,664,559 in 1998 and
    27,426,395 in 1997...........................................      287,000      274,000
  Additional paid-in capital.....................................  227,505,000  216,159,000
  Deferred compensation..........................................      (68,000)    (151,000)
  Other comprehensive loss.......................................     (380,000)    (394,000)
  Accumulated deficit............................................  (158,966,000) (169,886,000)
                                                                   -----------  -----------
Total stockholders' equity.......................................   68,378,000   46,002,000
                                                                   -----------  -----------
Total liabilities and stockholders' equity.......................  $190,130,000 $170,543,000
                                                                   -----------  -----------
                                                                   -----------  -----------

          See accompanying notes to consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       1998            1997            1996
                                                                  --------------  --------------  --------------

Revenues:
  Product revenues..............................................  $  108,102,000  $   89,152,000  $   80,153,000
  License fees..................................................       3,000,000          10,000       7,000,000
  Royalties.....................................................       5,007,000         671,000              --
  Collaborative agreements and contracts........................       2,440,000       2,388,000       1,548,000
                                                                  --------------  --------------  --------------
Total revenues..................................................     118,549,000      92,221,000      88,701,000
                                                                  --------------  --------------  --------------

Expenses:
  Cost of goods sold............................................      21,331,000      19,787,000      18,320,000
  Research and development......................................      52,475,000      53,015,000      47,760,000
  Selling, general and administrative...........................      49,460,000      45,033,000      42,933,000
  Litigation settlement and related expenses....................       1,267,000      16,031,000       2,006,000
                                                                  --------------  --------------  --------------
Total expenses..................................................     124,533,000     133,866,000     111,019,000
                                                                  --------------  --------------  --------------
Operating loss..................................................      (5,984,000)    (41,645,000)    (22,318,000)
Gain on sale of a majority interest in a subsidiary.............      22,132,000              --              --
Interest income.................................................       3,323,000       2,446,000       1,821,000
Interest expense................................................      (6,591,000)     (4,389,000)     (1,558,000)
                                                                  --------------  --------------  --------------
Income (loss) before provision for income tax and equity in loss
  of unconsolidated affiliate...................................      12,880,000     (43,588,000)    (22,055,000)

Provision for income tax........................................         859,000         322,000         926,000
Equity in loss of unconsolidated affiliate......................      (1,101,000)             --              --
                                                                  --------------  --------------  --------------
Net income (loss)...............................................  $   10,920,000  $  (43,910,000) $  (22,981,000)
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Net income (loss) per share:
  Basic.........................................................  $         0.39  $        (1.65) $        (0.88)
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Diluted.......................................................  $         0.38  $        (1.65) $        (0.88)
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Shares used in computing net income (loss) per share:
  Basic.........................................................      28,135,000      26,692,000      26,029,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Diluted.......................................................      28,403,000      26,692,000      26,029,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

          See accompanying notes to consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   COMMON STOCK      ADDITIONAL                                    OTHER          TOTAL
                               --------------------    PAID-IN      DEFERRED     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                SHARES     AMOUNT      CAPITAL    COMPENSATION     DEFICIT     INCOME (LOSS)      EQUITY
                               ---------  ---------  -----------  -------------  ------------  --------------  ------------
Balance at December 31,
 1995........................  24,377,192 $ 244,000  $184,290,000   $(235,000)   $(102,995,000)   $ (140,000)   $81,164,000
  Net loss...................         --         --           --           --     (22,981,000)           --    (22,981,000)
  Foreign currency
    translation adjustment...                    --           --           --              --       (90,000)       (90,000)
                                                                                                               ------------
  Comprehensive loss.........                                                                                  (23,071,000)
Issuance of common stock for
 cash........................  1,429,268     14,000   24,982,000           --              --            --     24,996,000
  Stock repurchases..........       (136)        --           --           --              --            --             --
  Employee stock purchase
    plan.....................     58,357      1,000      807,000           --              --            --        808,000
  Option exercises...........    289,030      3,000    2,320,000           --              --            --      2,323,000
  Warrant exercises..........    257,100      2,000    1,231,000           --              --            --      1,233,000
  Deferred compensation
    related to grants of
    stock options............         --         --      301,000     (301,000)             --            --             --
  Amortization of deferred
    compensation.............         --         --           --      169,000              --            --        169,000
                               ---------  ---------  -----------  -------------  ------------  --------------  ------------
Balance at December 31,
 1996........................  26,410,811   264,000  213,931,000     (367,000)   (125,976,000)     (230,000)    87,622,000
  Net loss...................         --         --           --           --     (43,910,000)           --    (43,910,000)
  Foreign currency
    translation adjustment...         --         --           --           --              --      (164,000)      (164,000)
                                                                                                               ------------
  Comprehensive loss.........                                                                                  (44,074,000)
  Issuance of warrant to
    related party............         --         --      353,000           --              --            --        353,000
  Stock repurchases..........       (408)        --           --           --              --            --             --
  Employee stock purchase
    plan.....................     81,962      1,000      880,000           --              --            --        881,000
  Option exercises...........    161,160      1,000      932,000           --              --            --        933,000
  Warrant exercises..........    772,870      8,000       19,000           --              --            --         27,000
  Deferred compensation
    related to grants of
    stock options............         --         --       44,000      (44,000)             --            --             --
  Amortization of deferred
    compensation.............         --         --           --      260,000              --            --        260,000
                               ---------  ---------  -----------  -------------  ------------  --------------  ------------
Balance at December 31,
 1997........................  27,426,395   274,000  216,159,000     (151,000)   (169,886,000)     (394,000)    46,002,000
                               ---------  ---------  -----------  -------------  ------------  --------------  ------------
  Net income.................         --         --           --           --      10,920,000            --     10,920,000
  Foreign currency
    translation adjustment...         --         --           --           --              --        14,000         14,000
                                                                                                               ------------
  Comprehensive income.......         --         --           --           --              --            --     10,934,000
  Issuance of common stock
    for cash.................    962,117     10,000    9,973,000           --              --            --      9,983,000
  Employee stock purchase
    plan.....................     88,541      1,000      725,000           --              --            --        726,000
  Option exercises...........    187,506      2,000      648,000           --              --            --        650,000
  Amortization of deferred
    compensation.............                    --           --       83,000              --            --         83,000
                               ---------  ---------  -----------  -------------  ------------  --------------  ------------
Balance at December 31,
 1998........................  28,664,559 $ 287,000  $227,505,000   $ (68,000)   $(158,966,000)   $ (380,000)   $68,378,000
                               ---------  ---------  -----------  -------------  ------------  --------------  ------------
                               ---------  ---------  -----------  -------------  ------------  --------------  ------------

          See accompanying notes to consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------------
                                                                                    1998         1997         1996
                                                                                 -----------  -----------  -----------
OPERATING ACTIVITIES
Net income (loss)..............................................................  $10,920,000  $(43,910,000) $(22,981,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization of property, plant and equipment...............    9,471,000    9,535,000    9,759,000
  Amortization of intangible assets............................................    1,693,000    1,943,000    1,541,000
  Write-off of purchased technology............................................           --    1,256,000           --
  Gain on sale of a majority interest in a subsidiary..........................  (22,132,000)          --           --
  Equity in loss of unconsolidated affiliate...................................    1,101,000           --           --
  Litigation settlement charges................................................    1,267,000   11,767,000           --
  Additions to allowance for doubtful accounts.................................        6,000      125,000      520,000
  Reduction in allowance for note receivable...................................     (550,000)          --           --
  Compensation expense related to grant of options and sales of stock,
    including amortization of deferred compensation............................       83,000      260,000      169,000
  Write down of investment in life science enterprise..........................           --           --    1,241,000
  Other........................................................................      474,000     (202,000)     222,000
  Changes in operating assets and liabilities:
    Accounts receivable........................................................   (8,927,000)  (5,031,000) (12,019,000)
    Inventories................................................................    2,937,000    1,023,000   (6,160,000)
    Prepaid expenses and other.................................................     (712,000)  (1,196,000)    (328,000)
    Other noncurrent assets....................................................   (1,645,000)     (25,000)     151,000
    Accounts payable...........................................................     (694,000)  (5,115,000)   4,174,000
    Accrued compensation and employee benefits.................................    2,754,000      794,000      735,000
    Accrued interest...........................................................           --    2,083,000           --
    Accrued litigation related expenses........................................      (22,000)    (987,000)   1,010,000
    Other accrued expenses.....................................................    2,672,000   (1,779,000)   1,635,000
                                                                                 -----------  -----------  -----------
Net cash used in operating activities..........................................   (1,304,000) (29,459,000) (20,331,000)

INVESTING ACTIVITIES
Purchases of marketable securities.............................................   (3,091,000) (19,110,000) (25,533,000)
Maturities of marketable securities............................................   27,945,000   14,536,000   10,951,000
Additions to property, plant and equipment.....................................   (8,281,000) (10,484,000) (11,198,000)
Proceeds from sale of a majority interest in a subsidiary, net of closing
  costs........................................................................   14,652,000           --           --
Investment in unconsolidated affiliate.........................................   (4,900,000)          --           --
Proceeds from sale of investment in life science enterprise....................           --    2,683,000           --
Additions to patent costs......................................................     (992,000)  (1,542,000)  (1,320,000)
Payments received on note receivable...........................................      550,000      706,000      700,000
                                                                                 -----------  -----------  -----------
Net cash provided by (used in) investing activities............................   25,883,000  (13,211,000) (26,400,000)

FINANCING ACTIVITIES
Proceeds from (payments on) short-term borrowings, net.........................   (5,034,000)  (7,902,000)   9,436,000
Payments on litigation settlement..............................................   (1,313,000)  (1,750,000)          --
Proceeds from sale-leaseback transactions......................................      119,000    2,217,000    2,978,000
Payments on capital lease obligations..........................................   (2,934,000)  (4,660,000)  (4,258,000)
Proceeds from issuance of long-term debt.......................................    4,359,000   18,108,000   11,527,000
Repayments on long-term debt...................................................   (1,821,000) (24,634,000)  (1,667,000)
Proceeds from issuance of convertible subordinated debentures, net of offering
  costs........................................................................           --   77,200,000           --
Proceeds from sale of common stock, net of offering costs......................   11,359,000    1,841,000   29,364,000
                                                                                 -----------  -----------  -----------
Net cash provided by financing activities......................................    4,735,000   60,420,000   47,380,000
                                                                                 -----------  -----------  -----------
Net increase in cash and cash equivalents......................................   29,314,000   17,750,000      649,000
Cash and cash equivalents at beginning of period...............................   39,292,000   21,542,000   20,893,000
                                                                                 -----------  -----------  -----------
Cash and cash equivalents at end of period.....................................  $68,606,000  $39,292,000  $21,542,000
                                                                                 -----------  -----------  -----------
                                                                                 -----------  -----------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid................................................................  $ 6,591,000  $ 2,306,000  $ 1,558,000
  Income taxes paid............................................................      790,000      253,000    1,030,000
SUPPLEMENTAL DISCLOSURES OF GAIN ON SALE OF A MAJORITY INTEREST IN A
  SUBSIDIARY:
  Cash receipts, net of closing costs..........................................  $14,652,000  $        --  $        --
  Receipt of 49% interest in manufacturing facility............................    5,500,000           --           --
  Net present value of guaranteed payments.....................................    2,668,000           --           --
  Other........................................................................       63,000           --           --
  Net book value of 51% interest sold..........................................     (751,000)          --           --
                                                                                 -----------  -----------  -----------
                                                                                 $22,132,000  $        --  $        --
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
  Purchase of equipment and leasehold improvements through accounts payable....  $   757,000  $   889,000  $ 1,020,000
  Issuance of stock through director deferred compensation plan................           --           --       32,000

          See accompanying notes to consolidated financial statements.

                         NEXSTAR PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    NeXstar Pharmaceuticals, Inc., a Delaware corporation ("NeXstar Pharmaceuticals" or the "Company") is an integrated biopharmaceutical company engaged in the discovery, development, manufacture and marketing of proprietary pharmaceutical products to treat life threatening and other serious oncological, hematological and infectious diseases. NeXstar Pharmaceuticals was formed in 1991 as NeXagen, Inc. On February 21, 1995, the Company was merged with Vestar, Inc., a Delaware corporation founded in 1981, and changed its name to NeXstar Pharmaceuticals, Inc. The merger was accounted for as a pooling of interests.

    On February 28, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will be acquired through merger ("the Merger") by Gilead Sciences, Inc., a Delaware corporation ("Gilead").

    Pursuant to terms of the Merger Agreement, each issued and outstanding share of Company common stock, par value $.01 per share ("Company Common Stock"), will be converted into the right to receive that number of shares of Gilead Common Stock, par value $.001 per share ("Gilead Shares") equal to the "Exchange Ratio." The Exchange Ratio equals 0.425, provided, however, that if the Gilead Share Value (defined as the average of the closing prices of the Gilead Shares as reported on the NASDAQ National Market for the 20 consecutive trading days ending on the third trading day preceding the date on which the stockholders of the Company vote on the Merger at the special meeting of the Company's stockholders called to approve and adopt the Merger Agreement and the Merger) is
(i) less than $36.47, then the Exchange Ratio shall be equal to the lesser of
0.50 or a fraction having a numerator equal to $15.50 and having a denominator equal to the Gilead Share Value, or (ii) greater than $45.88, then the Exchange Ratio shall be equal to the greater of 0.3786 or a fraction having a numerator equal to $19.50 and having a denominator equal to the Gilead Share Value. Cash will be paid in lieu of fractional shares.

    The Merger is subject to several conditions, including that it be approved by the stockholders of both the Company and Gilead. The Merger will be accounted for as a "pooling of interests" and the exchange of the shares will be tax free to the holders of the Company Common Stock.

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

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REPORTING COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The adoption of Statement No. 130 in 1998 has no impact on the Company's Consolidated Statements of Operations or Consolidated Statements of Stockholders' Equity. The Company has elected to disclose comprehensive income in the Consolidated Statements of Stockholders' Equity in its annual report and in its notes to Condensed Consolidated Financial Statements for interim financial reporting.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided by the straight-line method over the shorter of the lease term or the estimated useful life, which is as follows:

Building.............................  20 years
Laboratory and manufacturing
  equipment..........................  5-7 years
Office furniture and equipment.......  3-7 years
Capitalized lease equipment..........  3-5 years
Leasehold improvements...............  Shorter of useful life or lease term

PATENT AND TRADEMARK COSTS

    The Company capitalizes certain legal costs associated with applying for patents and trademarks. The Company amortizes these costs over a period of ten years.

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

    In connection with most of its European sales, the Company prices its products in the currencies of the country into which they are sold (the "Payment Currencies"), and revenues in the past have been, and in the future could be, adversely affected by currency fluctuations. A significant majority of the Company's manufacturing costs are in U.S. Dollars. Therefore, any decline in the value of the Payment Currencies relative to the U.S. Dollar is likely to negatively impact gross margins for the Company's products since the Company's manufacturing costs would remain approximately the same while its revenue in terms of U.S. Dollars would decline.

FOREIGN CURRENCY TRANSACTIONS AND CONTRACTS

    Foreign exchange transaction losses included in the Consolidated Statements of Operations in 1998, 1997 and 1996 were $269,000, $287,000 and $362,000, respectively.

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company hedges certain of its foreign currency exposures, with respect to its outstanding trade accounts receivable and accounts payable, through the use of forward contracts. The Company does not currently enter into speculative foreign currency transactions and does not write speculative options. In the future, the Company may begin currency hedging in connection with anticipated revenues and expenses and may use options in addition to forward contracts. Such hedging will be done solely for the purpose of protecting the Company from foreign currency fluctuations. The Company recognizes a gain or loss for each forward contract for the difference between the contract rate and the market rate on each balance sheet date that is recorded as a selling, general and administrative expense. At present, no deferred accounting is used in connection with the Company's hedging activities. Notwithstanding its hedging activities (which have not always included fully hedging against potential gains or losses), the Company has in the past recognized foreign exchange gains and losses. There can be no assurance that significant gains or losses will not be incurred in the future.

    At December 31, 1998 and 1997, the Company had forward exchange contracts outstanding of $42.3 million and $27.9 million, respectively. These contracts have maturities that do not exceed one year and gains/losses resulting from these contracts net of gains/losses on foreign currency exposures, with respect to the Company's outstanding trade accounts receivable and accounts payable, were not material.

    The Company does not hedge any balance sheet exposure of its foreign subsidiaries.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement No. 133 is effective for fiscal years beginning after June 15, 1999 and, therefore, the Company will adopt the new requirement effective January 1, 2000. Management has not completed its review of Statement No. 133 and has not yet determined the impact on its financial position or results of operations.

RESEARCH AND DEVELOPMENT

    Expenditures for research and development, including costs related to contract and collaborative agreements, and technology defense costs are charged to operations as incurred.

NET INCOME (LOSS) PER SHARE

    Effective December 31, 1997, the Company adopted FASB Statement No. 128, "Earnings Per Share" ("Statement No. 128"), which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previous fully diluted earnings per share. Earnings per share amounts for all periods presented conform to Statement No. 128.

    The Company's basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common share equivalents from stock options and warrants are included in the computation of diluted net income per share for the year ended December 31, 1998. Common share equivalents from convertible securities are excluded from the computation for the year ended December 31, 1998, as their effect is antidilutive. Common share equivalents from stock options, warrants and convertible securities are excluded from the computation of diluted earnings per share for the years ended December 31, 1997 and 1996 as their effect is antidilutive.

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                   COMPUTATION OF NET INCOME (LOSS) PER SHARE

                                                                        YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                  1998            1997            1996
                                                              -------------  --------------  --------------

BASIC:
Net income (loss)...........................................  $  10,920,000  $  (43,910,000) $  (22,981,000)
                                                              -------------  --------------  --------------
                                                              -------------  --------------  --------------

Weighted average shares outstanding during the period.......     28,135,000      26,692,000      26,029,000
                                                              -------------  --------------  --------------
                                                              -------------  --------------  --------------

Net income (loss) per basic common share....................  $        0.39  $        (1.65) $        (0.88)
                                                              -------------  --------------  --------------
                                                              -------------  --------------  --------------

DILUTED:
Net income (loss)...........................................  $  10,920,000  $  (43,910,000) $  (22,981,000)
                                                              -------------  --------------  --------------
                                                              -------------  --------------  --------------

APPLICABLE COMMON SHARES AND COMMON SHARE EQUIVALENTS:
Weighted average shares outstanding during the period.......     28,135,000      26,692,000      26,029,000
Shares assumed issued for stock options.....................        750,000               -               -
Shares assumed issued for warrants..........................         68,000               -               -
Less: treasury stock assumed purchased......................       (550,000)              -               -
                                                              -------------  --------------  --------------
Total.......................................................     28,403,000      26,692,000      26,029,000
                                                              -------------  --------------  --------------
                                                              -------------  --------------  --------------

Net income (loss) per diluted common share..................  $        0.38  $        (1.65) $        (0.88)
                                                              -------------  --------------  --------------
                                                              -------------  --------------  --------------

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents represent highly liquid debt instruments with a maturity of three months or less when purchased.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments for which it is practicable to estimate that value. The Company's financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, certain other non-current assets, forward contracts, short-term borrowings, accounts payable, long-term obligations and convertible subordinated debentures. Management believes the financial instruments' recorded values approximate current values with the exception of the convertible subordinated debentures. The fair value of the convertible subordinated debentures at December 31, 1998 was $69.4 million (such fair value being determined by the average of the bid and asked price set by a market maker for the convertible subordinated debentures) as compared to a carrying value of $80 million.

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 2. MARKETABLE SECURITIES

    Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income. Realized gains and losses and declines in value judged to be other than temporary are included in income.

    The following is a summary of available-for-sale marketable securities:

                                                                           DECEMBER 31,
                                                                     -------------------------
                                                                        1998         1997
                                                                     ----------  -------------
Corporate securities...............................................  $       --  $  14,821,000
U.S. government agency securities..................................          --      8,001,000
U.S. government securities.........................................     143,000        175,000
Other debt securities..............................................          --      2,000,000
                                                                     ----------  -------------
Total marketable securities........................................  $  143,000  $  24,997,000
                                                                     ----------  -------------
                                                                     ----------  -------------

    All marketable securities at December 31, 1998 and 1997 are due in one year or less.

NOTE 3. INVENTORIES

    Raw materials, work in process and finished goods inventories are recorded at the lower of cost or market, with cost determined on a first-in, first-out basis.

    Inventories are summarized as follows:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1998           1997
                                                                 -------------  -------------
Finished goods.................................................  $   3,712,000  $   3,512,000
Work in process................................................      5,785,000      8,161,000
Raw materials..................................................      2,172,000      2,933,000
                                                                 -------------  -------------
Total inventories..............................................  $  11,669,000  $  14,606,000
                                                                 -------------  -------------
                                                                 -------------  -------------

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                                         DECEMBER 31,
                                                                ------------------------------
                                                                     1998            1997
                                                                --------------  --------------
Building and building improvements............................  $    1,879,000  $    1,831,000
Laboratory and manufacturing equipment........................      19,531,000      18,038,000
Office furniture and equipment................................      10,999,000       9,238,000
Capitalized leased equipment..................................      17,351,000      20,086,000
Leasehold improvements........................................      30,133,000      30,519,000
Construction-in-progress......................................         530,000         763,000
                                                                --------------  --------------
                                                                    80,423,000      80,475,000
Less accumulated depreciation and amortization................     (39,586,000)    (35,697,000)
                                                                --------------  --------------
Net property, plant and equipment.............................  $   40,837,000  $   44,778,000
                                                                --------------  --------------
                                                                --------------  --------------

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 5. INVESTMENT IN UNCONSOLIDATED AFFILIATE

    On August 15, 1998, the Company sold a 51% interest (the "Interest") in its newly established subsidiary Proligo L.L.C., a Delaware limited liability company ("Proligo"), to SKW Americas, Inc. ("SKW"). Proligo was formed in July 1998 and initially consisted of the assets of the Company's NeXstar Technology Products division, a manufacturer of oligonucleotides and specialty chemicals for the pharmaceuticals industry. As payment for the Interest, the Company received $15 million in cash and a 49% interest in PerSeptive Biosystems GmbH, a company in Hamburg, Germany (the "Hamburg Company"), which specializes in the manufacture of nucleoside phosphoramidite monomers. The 49% interest of the Hamburg Company had a fair market value of approximately $5.5 million. In addition, SKW will pay the Company $3 million in guaranteed payments and up to $20.5 million in performance-based milestones over the next five years. As part of the transaction, the Company contributed $4.9 million and its 49% interest in the Hamburg Company to Proligo. SKW contributed $5.1 million and the remaining 51% interest in the Hamburg Company to Proligo. The Company and Proligo have agreed that Proligo will manufacture oligonucleotides required by the Company at cost plus a fixed percentage. The Company recorded a $22.1 million gain in connection with this sale.

    The Company accounts for its investment in Proligo using the equity method and the net book value of the investment at December 31, 1998 was approximately $10.3 million. In 1998, the Company recorded $1.1 million as its equity in the loss from Proligo representing its 49% share of losses from August 15 through November 30, 1998, the Proligo fiscal year end. The Proligo operating loss for December 1998 was approximately $1.6 million, of which the Company will recognize its 49% share (approximately $800,000) in 1999.

NOTE 6. INVESTMENT IN LIFE SCIENCE ENTERPRISE

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

NOTE 7. PURCHASED TECHNOLOGY

    In 1992, the Company and Vical, Incorporated ("Vical") entered into an agreement under which the Company purchased (for $3,000,000) exclusive rights to develop applications of Vical's lipid conjugate technology for a limited number of applications. This agreement was expanded in 1993 (for an additional $1,500,000) to grant the Company exclusive rights to Vical's entire portfolio of lipid conjugate technologies for all potential therapeutic applications. The cost of such base-core technology was capitalized. Effective January 1, 1995, the Company began amortizing the remaining value of the technology over a four-year period. The Company evaluated the carrying amount of the technology for impairment at least quarterly by, among other things, reviewing the status of applicable ongoing development activities, as well as the progress of patent applications and issuances. In September 1997, the Company determined that it would no longer pursue this technology and expensed the remaining $1.3 million of unamortized purchased technology.

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 8. OTHER ACCRUED EXPENSES

    Other accrued expenses consist of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Value added taxes.................................................  $  1,613,000  $    930,000
Other.............................................................     4,425,000     3,107,000
                                                                    ------------  ------------
Total other accrued expenses......................................  $  6,038,000  $  4,037,000
                                                                    ------------  ------------
                                                                    ------------  ------------

NOTE 9. LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following:

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                  1998          1997
                                                                              ------------  ------------
Capital lease obligations: interest payable monthly at 6.89% to 12.43%......  $  7,881,000  $  9,419,000
Other debt: monthly installments through 2003; secured by equipment;
  interest payable monthly at 9.69% to 12.62%...............................     4,511,000     4,353,000
                                                                              ------------  ------------
Total long-term obligations.................................................    12,392,000    13,772,000
Less current portion........................................................    (4,072,000)   (5,445,000)
                                                                              ------------  ------------
Long-term obligations due after one year....................................  $  8,320,000  $  8,327,000
                                                                              ------------  ------------
                                                                              ------------  ------------

    Maturities of all long-term obligations, including capital lease obligations, due subsequent to December 31, 1998 are as follows: $4,072,000 - 1999; $3,171,000 - 2000; $2,993,000 - 2001; $1,855,000 - 2002; and $301,000 -
2003.

    In June 1996, the Company entered into a term loan agreement with a bank for $10 million which was repaid in the third quarter of 1997.

NOTE 10. CONVERTIBLE SUBORDINATED DEBENTURES

    During the third quarter of 1997, the Company sold $80 million of 6 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures") in a private offering to SBC Warburg Inc. and Oppenheimer & Co., Inc. which resold the Debentures to a group of private investors. The Debentures were issued pursuant to an indenture and are convertible into a total of up to 4,740,740 shares of the Company's common stock at $16.875 per share. The Company has reserved 4,740,740 shares of its authorized common stock for shares that may be issued upon conversion of the Debentures. As required by the terms of a registration rights agreement (the "Registration Rights Agreement") entered into by the Company in connection with the sale of the Debentures, the Company filed a "shelf" registration statement registering for resale the Debentures and the shares of common stock into which the Debentures may be converted. The registration statement was declared effective on October 6, 1997. Pursuant to the Registration Rights Agreement, the Company is required to keep the "resale" registration statement effective for up to two years.

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 11. COMMITMENTS AND CONTINGENCIES

LEASES AND FINANCING AGREEMENTS

    The Company has entered into one long-term noncancelable operating lease and one long-term noncancelable operating sublease for office, research and manufacturing facilities in Boulder, Colorado and two long-term lease agreements for office, research and manufacturing facilities in San Dimas, California. The three leases and one sublease contain the following terms:

LOCATION                   TERMINATION DATE           RENEWAL OPTIONS
-------------------------  -------------------------  -------------------------
Boulder, CO                October 2001               2 5-year terms
Boulder, CO                July 2003                  None
San Dimas, CA              November 2003              2 5-year terms
San Dimas, CA              May 2003                   2 5-year terms

    The Company has entered into certain sale-leaseback transactions and related master equipment lease agreements for manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture and fixtures. Title to assets acquired under the lease lines of credit resides with the lessor. The Company has the option to purchase the assets at the end of the lease term at fair market value. The leases have terms ranging from three to five years. At December 31, 1998, no amounts were available under such agreements.

    The Company has entered into certain financing transactions and related capital equipment and facilities improvement master agreements for manufacturing equipment, general laboratory and scientific equipment, office equipment, furniture, fixtures and facilities improvements. At December 31, 1998, no amounts were available under such agreements.

    In connection with the August 1998 sale of a majority interest in its subsidiary, Proligo, (see Note 5-- Investment in Unconsolidated Affiliate), the Company transferred certain property and equipment with a net book value of $4.5 million to Proligo. The majority of such property and equipment is financed or leased by the Company in accordance with the aforementioned sale-leaseback transactions and financing arrangements. As part of this transaction, the Company transferred the underlying debt to Proligo pursuant to various Sublease, Consent and Assignment Agreements (collectively referred to as the "Sublease Agreements"). As a result, the Company is required to pay the debt financing and lease liabilities to the financial institutions directly for Proligo's share of the liabilities and Proligo is required to reimburse the Company for these amounts and is bound by the same terms and conditions as the Company's agreements with financial institutions and lessors. In the event that Proligo were to default on its obligations under the Sublease Agreements, the Company would continue to be liable for amounts outstanding as of the date of the default. At December 31, 1998, Proligo was current with respect to its reimbursements to the Company and the balance of Proligo's lease and debt liabilities under the Sublease Agreements was $2.8 million. Such liabilities are not included in the Company's Consolidated Balance Sheets.

    Additionally, the Company and Proligo entered into Assignment, Assumption and Consent Agreements (the "Agreements") with the landlords of two laboratory facilities Proligo occupies. Under the Agreements, Proligo has assumed the obligations to the landlords, but the Company remains liable in the event of default. The total unpaid amount of such operating lease commitments as of December 31, 1998 was approximately $560,000.

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In the event Proligo defaults on any payments under the Sublease Agreements and the Company is required to cure such default on behalf of Proligo, SKW is obligated to reimburse the Company 51% of any amounts paid by the Company.

    Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $4,618,000, $4,538,000 and $3,485,000, respectively.

    Future minimum rental payments under noncancelable operating and capital leases with initial or remaining terms of more than one year as of December 31, 1998 are as follows:

                                                                    OPERATING       CAPITAL
YEARS ENDING DECEMBER 31,                                            LEASES         LEASES
----------------------------------------------------------------  -------------  -------------
1999............................................................  $   3,986,000  $   2,930,000
2000............................................................      3,089,000      2,522,000
2001............................................................      2,577,000      2,393,000
2002............................................................      2,099,000      1,245,000
2003............................................................      1,347,000             --
Thereafter......................................................        445,000             --
                                                                  -------------  -------------
                                                                  $  13,543,000      9,090,000
                                                                  -------------
                                                                  -------------
Less amount representing interest...............................                    (1,209,000)
                                                                                 -------------
Total capital lease obligations.................................                     7,881,000
Less current portion............................................                    (2,356,000)
                                                                                 -------------
Capital lease obligations due after one year....................                 $   5,525,000
                                                                                 -------------
                                                                                 -------------

LOAN RECEIVABLE

    The Company owns a 13.9% equity interest in Phytogen Life Sciences Inc. ("PLS"), a Canadian corporation incorporated in British Columbia. In June 1996, the Company's holdings in connection with PLS were restructured. Pursuant to the restructuring, the Company gave up its right to convert a Canadian $4,500,000 loan (the "Loan") (approximately $3,285,000 at the time of conversion and approximately $3,348,000 at December 31, 1995), which it made to PLS, into a 49.9% interest in PLS; converted Canadian $968,784 (approximately $707,000 at the time of conversion) of the Loan into 235,714 preference shares in PLS; and converted the Loan to a United States Dollar-based loan. In addition, PLS issued a warrant to the Company to acquire up to 300,000 PLS common shares for $3 per share and repaid the Company approximately $700,000 in connection with the Loan. During 1997, PLS repaid the Company $753,000 in connection with the Loan. The face amount of the Loan at December 31, 1997 was $1,737,000 with an outstanding allowance for loan loss of $1,737,000. In March 1998, the company received $550,000 as full settlement of the loan.

SHORT-TERM BORROWINGS

    In March 1997, the Company entered into an agreement with a domestic bank pursuant to which the Company and certain of its subsidiaries could borrow up to $15 million, with the borrowings being collateralized by certain of the non-U.S. accounts receivable of the Company and its subsidiaries. In September 1997, the Company simultaneously terminated this agreement and entered into an unsecured line of credit with the same bank for $10 million (the "Credit Agreement"). Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and there are limitations on the

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Company's ability to incur additional debt or to engage in certain significant transactions. The Credit Agreement, which includes a foreign exchange facility, expires November 1, 1999. The short-term borrowings outstanding under the Credit Agreement at December 31, 1997 were $1,750,000. There were no amounts outstanding under this agreement as of December 31, 1998.

    In May 1996, the Company's Spanish subsidiary entered into an agreement to borrow up to 500 million Spanish Pesetas (approximately $3.3 million on December 31, 1997) with such borrowing being secured by the subsidiary's accounts receivable in Spain. In February 1997, the agreement was amended to increase the amount that the subsidiary may borrow to 750 million Spanish Pesetas (approximately $4.9 million on December 31, 1997). In connection with the agreement, the Company had to maintain $2.0 million in an unrestricted account. As of December 31, 1997, the subsidiary had borrowings of 500 million Spanish Pesetas (approximately $3.3 million on December 31, 1997) under the agreement. On April 1, 1998, the Company's Spanish subsidiary terminated the loan as to new borrowings and the balance of the loan was paid in full in September 1998. Additionally, the $2.0 million in the unrestricted acccount was returned to the Company.

    The weighted average interest rate on short-term borrowings as of December 31, 1997 was 6.89%.

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

    In September 1996, the Company and Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") entered into an agreement (the "Sumitomo License") pursuant to which Sumitomo will develop and market AmBisome in Japan. Under the terms of the Sumitomo License, Sumitomo paid the Company an initial $7 million licensing fee (less withholding taxes of $700,000) in October 1996 and a $3,000,000 milestone payment (less withholding taxes of $300,000) in March 1998. Sumitomo also is required to make additional payments to the Company if certain clinical and commercial milestones are met and to pay the Company royalties on all Japanese AmBisome sales.

    The Company's rights to market AmBisome are subject to an agreement between the Company and Fujisawa Healthcare, Inc., as successor to Fujisawa USA, Inc. ("Fujisawa"). Under the terms of the agreement, as amended, Fujisawa and the Company co-promote AmBisome in the United States, Fujisawa has sole marketing rights to AmBisome in Canada and the Company has exclusive marketing rights to AmBisome in the rest of the world, provided the Company is required to pay royalties to Fujisawa in connection with sales in most significant Asian markets, including Japan. In connection with U.S. sales, Fujisawa purchases AmBisome from the Company at cost; Fujisawa collects all payments from the sale of AmBisome in the U.S., and the Company receives 20% of the gross profits from the sale of AmBisome in the United States. In 1998 and 1997, the Company recorded $4.8 million and $671,000 of royalty income, respectively, in connection with the agreement between the Company and Fujisawa.

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    PATENT MATTERS

    On August 11, 1997, the Company and The Liposome Company, Inc. ("TLC") reached a settlement in which the two companies agreed to dismiss all legal proceedings involving TLC's reexamined U.S. Patent No. 4,880,635 (the "TLC '635 Patent") and U.S. Patent No. 5,578,320 (the "TLC '320 Patent") and their international counterparts. The legal proceedings related to whether AmBisome, the Company's liposomal formulation of amphotericin B, infringed TLC's patents because of the manner in which it is freeze dried (lyophilized). In the settlement agreement between the parties, TLC granted the Company immunity from suit in connection with the worldwide production and sales of AmBisome and a worldwide right to use the TLC '635 Patent and the TLC '320 Patent. Under the terms of the Settlement Agreement, the Company made an initial payment to TLC of $1.75 million and is required to make payments which began in 1998 based on AmBisome sales over the next several years. Because the payments are subject to certain minimum and maximum amounts, the Company recorded accounting charges in 1997 of $11.8 million, of which $10.0 million represented the net present value of all future minimum payments it is required to make and $1.75 million represented the initial cash payment. Beginning in 1998, the Company is recording an expense each quarter related to the difference between all future minimum payments and the expense recorded in 1997. In addition, beginning in 1998, the Company is expensing the difference between the minimum and maximum payments, if any. The Company does not expect the difference between its future minimum and maximum payments to TLC to be material.

    LEGAL PROCEEDINGS GENERALLY

    The Company is involved, from time to time, in legal proceedings arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, none of these matters, based on factors currently known to management, is expected to have a material adverse effect on the financial position of the Company.

NOTE 12. STOCKHOLDERS' EQUITY

    COMMON STOCK

    On May 27, 1998, the Company entered into a three-part collaboration with Glaxo Wellcome in which (a) Glaxo Wellcome received a non-exclusive right to practice the Company's proprietary SELEX process for target validation; (b) the Company received the exclusive rights to develop and commercialize a liposomal formulation of Glaxo Wellcome's proprietary topoisomerase I inhibitor (lurtotecan); and (c) Glaxo Wellcome acquired 962,117 shares of the Company's common stock, $.01 par value (the "Shares") for $10 million. The Shares were sold in a private offering in reliance on Section 4(2) of the Securities Act of 1933, as amended, since Glaxo Wellcome is a sophisticated investor. In connection with the sale of the Shares, Glaxo Wellcome was granted certain registration rights.

    On February 13, 1996, the Company completed a private sale of 1,425,000 shares of its common stock to a group of private investors (the "Private Investors"). The net proceeds to the Company from the sale were approximately $24.9 million. In connection with the transaction, the Company filed a "shelf" registration statement on Form S-3 registering for resale the shares acquired by the Private Investors. Pursuant to its agreement with the Private Investors, the Company is required to keep the "resale" registration statement effective for up to three years. As of March 18, 1999 such registration statement remains effective. In addition to the Private Investors, a holder of 297,619 shares of the Company's common stock and two holders of warrants to acquire 250,481 shares of the Company's common stock

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 12. STOCKHOLDERS' EQUITY (CONTINUED) exercised registration rights granted to them by the Company and had their shares of common stock, or the shares of common stock which relate to their warrants, included in the registration statement.

    WARRANTS

    Outstanding common stock warrants are summarized as follows:

                                                                    RANGE OF
                                                                    EXERCISE      SHARES     EXPIRATION
                                                      WARRANTS       PRICES      RESERVED      DATES
                                                      ---------  --------------  ---------  ------------
Outstanding, December 31, 1997 and 1998.............    256,285  $  4.09-$32.54    256,285     1999-2003

    In 1990, the Company issued to Warburg, Pincus Capital Partners, L.P. ("WPCP"), which at that time was a beneficial owner of more than 5% of the Company's common stock, a warrant to purchase 1,035,294 shares of the Company's common stock at an exercise price of $4.83 per share, which was issued in connection with the sale of certain equity securities of the Company. In April 1995, WPCP's warrant was amended to change the expiration date to December 31, 1997. On September 30, 1997, WPCP exercised its warrant for 1,035,294 shares in a net exercise and received 753,577 shares of the Company's common stock.

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

    STOCK OPTIONS AND STOCK-BASED COMPENSATION

    On February 8, 1993, the Company adopted the 1993 Incentive Stock Plan (the "1993 Plan") for employees, directors, and consultants of NeXstar Pharmaceuticals, which provides for the sale of shares or the issuance of incentive and nonstatutory stock options for common stock. Options issued under the 1993 Plan are exercisable under conditions as determined by the Board of Directors, with the term of each option being a maximum of ten years from the date of grant. On May 28, 1997, the number of shares that can be granted under the 1993 Plan was increased by 1,500,000 shares to 3,904,847 shares. The Company has reserved 3,904,847 shares of its authorized common stock under the 1993 Plan. Options granted prior to November 1993 vested 20% immediately and 20% on the grant date anniversary each year thereafter for four years. Options granted after October 1993 generally vest 25% on each anniversary date of the four years following the grant date.

    The Company has reserved for issuance 1,204,904 shares of its common stock to allow for the exercise of options under its 1988 Stock Option Plan (the "1988 Plan"). Options granted under the 1988 Plan are exercisable upon conditions determined by the Board of Directors of the Company, and expire no later than ten years from the date of grant. No additional options may be issued under the 1988 Plan.

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 12. STOCKHOLDERS' EQUITY (CONTINUED)
    On July 25, 1995, the Company adopted the 1995 Director Option Plan (the "Director Plan"). Under the Director Plan, each outside director of the Company is entitled to receive an option for 10,000 shares of the Company's common stock on the date on which such person first becomes an outside director. In addition, each outside director who has served on the Board of Directors for at least six months automatically is entitled to receive an option grant for 5,000 shares on the last business day prior to each annual meeting of stockholders of the Company. The options have a term of ten years, an exercise price equal to 100% of the fair market value of the common stock on the date of grant and vest 50% on each anniversary date of the two years following the grant date. Options for up to 500,000 shares of common stock may be issued under the Director Plan. In 1998, options for 20,000 shares were issued to four outside directors. In 1997, options for 40,000 shares were issued to six outside directors. In 1996, options for 15,000 shares were issued to three outside directors.

    Stock option activity under all stock plans was as follows:

                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                     RANGE OF         EXERCISE
                                                                      OPTIONS     EXERCISE PRICES       PRICE
                                                                     ----------  -----------------  -------------
Outstanding, December 31, 1995.....................................   2,190,334  $   0.69 - $18.47    $    9.80
  Granted..........................................................     654,300  $  15.00 - $25.00    $   19.20
  Exercised........................................................    (290,615) $   0.69 - $18.47    $    8.08
  Forfeited........................................................    (130,385) $   1.12 - $25.00    $   17.91
                                                                     ----------
Outstanding, December 31, 1996.....................................   2,423,634  $   0.69 - $25.00    $   12.11
  Granted..........................................................     899,110  $  10.31 - $18.25    $   13.11
  Exercised........................................................    (163,971) $   0.69 - $16.48    $    5.94
  Forfeited........................................................    (175,973) $   1.12 - $25.00    $   15.26
                                                                     ----------
Outstanding, December 31, 1997.....................................   2,982,800  $   0.69 - $25.00    $   12.56
  Granted..........................................................     790,824  $   8.00 - $12.06    $   10.13
  Exercised........................................................    (187,506) $   0.69 - $10.00    $    3.47
  Forfeited........................................................    (361,233) $   5.97 - $25.00    $   14.54
                                                                     ----------
Outstanding, December 31, 1998.....................................   3,224,885  $   0.69 - $25.00    $   12.28
                                                                     ----------
                                                                     ----------
Exercisable, December 31, 1996.....................................   1,090,662                       $    8.75
Exercisable, December 31, 1997.....................................   1,364,481                       $   10.44
Exercisable, December 31, 1998.....................................   1,672,343                       $   12.11
Weighted-average fair value of options granted during 1996.........  $    10.38
Weighted-average fair value of options granted during 1997.........  $     5.60
Weighted-average fair value of options granted during 1998.........  $     4.99

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 12. STOCKHOLDERS' EQUITY (CONTINUED)
    The options outstanding at December 31, 1998 have been segregated into ranges for additional disclosure as follows:

                                                                           OPTIONS EXERCISABLE
                                  OPTIONS OUTSTANDING                  ----------------------------
                   --------------------------------------------------     OPTIONS
                      OPTIONS       WEIGHTED AVERAGE      WEIGHTED      EXERCISABLE     WEIGHTED
                   OUTSTANDING AT       REMAINING          AVERAGE          AT           AVERAGE
    RANGE OF        DECEMBER 31,       CONTRACTUAL        EXERCISE     DECEMBER 31,     EXERCISE
 EXERCISE PRICES        1998          LIFE IN YEARS         PRICE          1998           PRICE
-----------------  --------------  -------------------  -------------  -------------  -------------
$ 0.69 - $10.23          808,930             3.94         $    7.66         601,030     $    7.20
$10.25 - $12.78          919,634             6.30         $   11.05         234,308     $   12.08
$12.88 - $14.77          807,431             4.99         $   13.85         481,562     $   14.22
$15.00 - $25.00          688,890             4.70         $   17.50         355,443     $   17.56
                   --------------                                      -------------
$ 0.69 - $25.00        3,224,885             5.04         $   12.28       1,672,343     $   12.11
                   --------------                                      -------------
                   --------------                                      -------------

    At December 31, 1998 options for 1,389,883 shares were available for future grants under the 1993 Plan and the Director Plan.

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

    Statement No. 123 requires disclosure of pro forma net income and pro forma earnings per share. It also requires that the pro forma information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of Statement No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.73%, 5.59% and 5.49%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .6144, .5178 and .7240; and an average expected life of the options after vesting date of 1.44, 1.00 and
1.23 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 12. STOCKHOLDERS' EQUITY (CONTINUED)
    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information is as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               1998           1997            1996
                                                           ------------  --------------  --------------
Pro forma net income (loss)..............................  $  6,815,000  $  (47,900,000) $  (26,080,000)
Pro forma net income (loss) per basic and diluted
  share..................................................  $       0.24  $        (1.79) $        (1.00)

    Because Statement No. 123 is applicable only to options granted subsequent to December 15, 1994, its pro forma effect was not fully reflected until the fiscal year ended December 31, 1998.

    As a result of nonstatutory stock options granted to consultants in 1997 and 1996, the Company recorded deferred compensation of $44,000 and $301,000, respectively, which is being amortized over a period of four years. The Company recognized $83,000, $142,000 and $51,000 as a non-cash charge to earnings during 1998, 1997 and 1996, respectively, as a result of this amortization.

    As a result of compensatory stock issuances and option grants in 1993, the Company recorded deferred compensation of $470,000 that it amortized over a period of four years.

    RESTRICTIONS ON PAYMENT OF DIVIDENDS

    Certain of the Company's bank and building improvement and equipment lease facilities require the Company to maintain certain financial ratios and levels of cash and/or stockholders' equity which may have the effect of limiting the Company's ability to pay dividends.

NOTE 13. EMPLOYEE BENEFIT PLANS

    EMPLOYEE STOCK PURCHASE PLAN

    On June 9, 1994, the Company adopted an employee stock purchase plan (the "Stock Purchase Plan") with an effective date of August 1, 1994, under Internal Revenue Code Section 423, which provides for the sale to employees of up to 500,000 shares of common stock. The Company has reserved 500,000 shares of its authorized common stock in connection with the Stock Purchase Plan. Employees who work at least twenty hours per week and at least five months per calendar year may participate. The granting of rights (options) to purchase common stock of the Company is determined by the Board of Directors. As of December 31, 1998, a total of 281,469 shares have been purchased at prices per share from $4.78 to $15.30, which represented 85% of the fair market value of the common stock on the lower of the offering date or the date of exercise. Expenses associated with the Stock Purchase Plan are not material.

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 13. EMPLOYEE BENEFIT PLANS (CONTINUED)

    Stock Purchase Plan activity was as follows:

                                                                                                       WEIGHTED
                                                                                                        AVERAGE
                                                                                      RANGE OF         EXERCISE
                                                                        OPTIONS    EXERCISE PRICES       PRICE
                                                                       ---------  -----------------  -------------
Outstanding, December 31, 1995.......................................         --                 --           --
  Granted............................................................     58,357  $  12.75 - $15.30    $   13.85
  Exercised..........................................................    (58,357) $  12.75 - $15.30    $   13.85
                                                                       ---------
  Outstanding, December 31, 1996.....................................         --                 --           --
  Granted............................................................     81,962  $   9.67 - $12.11    $   10.75
  Exercised..........................................................    (81,962) $   9.67 - $12.11    $   10.75
                                                                       ---------
Outstanding, December 31, 1997.......................................         --                 --           --
  Granted............................................................     88,541  $    7.86 - $8.47    $    8.20
  Exercised..........................................................    (88,541) $    7.86 - $8.47    $    8.20
                                                                       ---------
Outstanding, December 31, 1998.......................................         --                 --           --
                                                                       ---------
                                                                       ---------
Weighted-average fair value of options granted during 1996...........  $    6.76
Weighted-average fair value of options granted during 1997...........  $    4.60
Weighted-average fair value of options granted during 1998...........  $    3.18

    RETIREMENT SAVINGS PLAN

    The Company maintains a retirement savings plan pursuant to which eligible employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code of 1986 (the "Savings Plan"). Employee contributions are discretionary, but are not to exceed 15% of eligible annual compensation. The Savings Plan includes a Company match of 50% of employee contributions up to a maximum of 6% of eligible annual compensation. For the years ended December 31, 1998, 1997, and 1996, the Company recorded expenses related to the Savings Plan of approximately $506,000, $580,000 and $513,000, respectively. At December 31, 1998, approximately $720,000, representing 77,296 shares of the Company's common stock, was held by the Savings Plan in trust for plan participants. Additional contributions of Company stock are not allowed under the Savings Plan.

NOTE 14. EMPLOYEE RELATED EXPENSES AND OTHER CHARGES

    In August 1998, the Company entered into a separation agreement with Patrick
J. Mahaffy upon his resignation as President, Chief Executive Officer and Director of the Company and recorded a selling, general and administrative expense of $760,000.

    In August 1998, the Company announced its intentions to evaluate the possible spin off of its drug discovery business into a separate publicly traded company to be known as Iterex Technologies, Inc. ("Iterex"). In 1998, the Company incurred $664,000 of selling, general and administrative expenses related to the potential Iterex spin-off. On February 28, 1999, the Company announced a Merger Agreement with Gilead. Pending the completion of the Merger, the Iterex spin-off will not occur and the Company's drug discovery business will remain part of the Company. In 1999, the Company expects to record selling, general and administrative expenses of approximately $400,000 related to Iterex spin-off costs incurred prior to the announcement of the Merger.

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 14. EMPLOYEE RELATED EXPENSES AND OTHER CHARGES (CONTINUED)
    In August 1998, the Company granted retention bonuses to certain key employees (the "August Retention Bonuses") totaling $1.6 million. The August Retention Bonuses will be paid prior to April 16, 1999 if such key employees remain employed by the Company through March 31, 1999. The August Retention Bonuses are being expensed over the period beginning on the date the August Retention Bonuses were granted through March 31, 1999. In 1998, the Company recorded $410,000 and $516,000 of research and development expenses and selling, general and administrative expenses, respectively, in connection with the August Retention Bonuses. In January 1999, the Company granted additional retention bonuses to certain key employees (the "January Retention Bonuses") totaling $800,000. The January Retention Bonuses will be paid prior to September 17, 1999 if such key employees remain employed by the Company through September 1, 1999, or earlier if there is a change in control of the Company. The January Retention Bonuses will be expensed over the period beginning on the date the January Retention Bonuses were granted through September 1, 1999.

    In October 1998, the Company reduced its workforce by 75 employees (the "Workforce Reduction"). As a result of the Workforce Reduction, the Company recorded a research and development expense of $1.6 million related to severance packages for 47 discharged research and development employees and selling, general and administrative expense of $580,000 related to severance packages for 28 discharged selling, general and administrative employees.

NOTE 15. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    Effective January 1, 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has reviewed its operations and believes that it has only one operating segment.

    GEOGRAPHIC INFORMATION

    AmBisome revenues accounted for approximately 94%, 92% and 94% of total revenues for 1998, 1997 and 1996, respectively. The following is a summary of revenues from external customers by geographic areas:

                                                                     YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                                1998
                                                           --------------
REVENUES FROM EXTERNAL CUSTOMERS (A)                                           1997           1996
---------------------------------------------------------                  -------------  -------------
United States............................................  $   16,152,000  $   7,927,000  $  11,163,000
Germany..................................................      20,029,000     14,780,000     15,096,000
United Kingdom...........................................      15,441,000     14,794,000     14,222,000
Italy....................................................      13,420,000     10,993,000      8,432,000
Spain....................................................      11,934,000      8,880,000      7,156,000
Other European countries.................................      30,333,000     26,820,000     28,526,000
Other foreign countries..................................      11,240,000      8,027,000      4,106,000
                                                           --------------  -------------  -------------
Consolidated total.......................................  $  118,549,000  $  92,221,000  $  88,701,000
                                                           --------------  -------------  -------------
                                                           --------------  -------------  -------------

------------------------

(a) Revenues are attributed to countries based on the location of customers.

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 15. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (CONTINUED)
    At December 31, 1998, the net book value of the Company's long-lived assets was approximately $40.8 million. Approximately 90% of such assets were located in the United States. At December 31, 1997, the net book value of the Company's long-lived assets was approximately $44.8 million. Approximately 91% of such assets were located in the United States.

    MAJOR CUSTOMER

    In 1998, 1997 and 1996, sales to one distributor accounted for approximately 14%, 16% and 18% of product revenues, respectively.

NOTE 16. INCOME TAXES

    For financial reporting purposes, income (loss) before income taxes and equity in loss of unconsolidated affiliate includes the following components:

                                                                    YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                              1998            1997            1996
                                                          -------------  --------------  --------------
United States...........................................  $  12,792,000  $  (40,801,000) $  (20,890,000)
Foreign.................................................         88,000      (2,787,000)     (1,165,000)
                                                          -------------  --------------  --------------
                                                          $  12,880,000  $  (43,588,000) $  (22,055,000)
                                                          -------------  --------------  --------------
                                                          -------------  --------------  --------------

    The current provision for income and withholding taxes includes the following:

                                                                          YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------
                                                                        1998        1997        1996
                                                                     ----------  ----------  ----------
Federal income taxes...............................................  $  160,000  $       --  $       --
State income taxes.................................................      21,000          --          --
Foreign income taxes...............................................     378,000     305,000     226,000
Foreign withholding taxes..........................................     300,000      17,000     700,000
                                                                     ----------  ----------  ----------
                                                                     $  859,000  $  322,000  $  926,000
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 16. INCOME TAXES (CONTINUED)
    The difference between the Company's current provision for income taxes and the federal statutory rate of 34% is reconciled as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                 1998           1997           1996
                                                             ------------  --------------  -------------
Statutory rate applied to income before income taxes and
  equity in loss of unconsolidated affiliate...............  $  4,379,000  $  (14,820,000) $  (7,499,000)
State income taxes, net of federal benefit.................        21,000              --             --
Tax effect of foreign subsidiary losses....................       116,000       1,114,000        553,000
Difference in foreign income tax rates.....................       232,000          87,000         49,000
Alternative minimum taxes..................................       160,000              --             --
Net operating loss unused, net of operating loss
  carryforwards utilized...................................    (4,349,000)     13,691,000      6,958,000
Foreign withholding taxes..................................       300,000          17,000        700,000
Other......................................................            --         233,000        165,000
                                                             ------------  --------------  -------------
                                                             $    859,000  $      322,000  $     926,000
                                                             ------------  --------------  -------------
                                                             ------------  --------------  -------------

    At December 31, 1998, the Company had net operating loss and tax credit carryforwards available to reduce future taxable income. Utilization of these losses and credits may be subject to substantial annual limitations due to the separate return limitation years and ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of the net operating losses and credits before utilization. Tax loss and tax credit carryforwards are as follows:

                                                                            STATE
                                             FEDERAL             ---------------------------
                                  -----------------------------                 RESEARCH AND
                                       NET        RESEARCH AND        NET       DEVELOPMENT
                                    OPERATING      DEVELOPMENT     OPERATING     AND OTHER
EXPIRES                                LOSS          CREDITS         LOSS         CREDITS
--------------------------------  --------------  -------------  -------------  ------------
1999............................  $           --  $          --  $          --   $       --
2000............................              --             --      1,719,000           --
2001............................       2,581,000             --      2,206,000           --
2002............................       3,732,000             --      4,486,000           --
2003............................       6,442,000             --             --           --
2004............................       7,287,000             --             --           --
2005............................       6,815,000             --             --           --
2006............................       2,943,000             --      2,364,000           --
2007............................       8,002,000        463,000      8,002,000           --
2008............................      14,857,000      4,669,000     11,858,000    1,397,000
2009............................       5,284,000        710,000      5,284,000           --
2010............................      15,803,000        517,000      2,029,000      371,000
2011............................      15,669,000        691,000      2,592,000      500,000
2012............................      33,106,000      2,408,000      5,311,000      300,000
2013............................              --             --             --      145,000
2018............................              --      1,882,000             --           --
                                  --------------  -------------  -------------  ------------
                                  $  122,521,000  $  11,340,000  $  45,851,000   $2,713,000
                                  --------------  -------------  -------------  ------------
                                  --------------  -------------  -------------  ------------

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 16. INCOME TAXES (CONTINUED)
    The components of the Company's deferred tax asset and related valuation allowance as of December 31, 1998 and 1997 are as follows:

                                                                                   DECEMBER 31,
                                                                          ------------------------------
                                                                               1998            1997
                                                                          --------------  --------------
Net operating loss carryforwards
  Federal...............................................................  $   41,657,000  $   42,717,000
  State.................................................................       2,293,000       2,413,000
Tax credit carryforwards
  Federal...............................................................      11,340,000       9,458,000
  State.................................................................       2,713,000       2,574,000
Other-- net.............................................................       5,044,000       8,649,000
                                                                          --------------  --------------
                                                                              63,047,000      65,811,000
Valuation allowance.....................................................     (63,047,000)    (65,811,000)
                                                                          --------------  --------------
Deferred tax asset recognized...........................................  $           --  $           --
                                                                          --------------  --------------
                                                                          --------------  --------------

                         NEXSTAR PHARMACEUTICALS, INC.

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

                                                              ADDITIONS
                                                    ------------------------------
                                      BALANCE AT    CHARGED TO                                     BALANCE AT
                                     BEGINNING OF    COST AND       CHARGED TO                       END OF
                                        PERIOD        EXPENSE     OTHER ACCOUNTS     DEDUCTIONS      PERIOD
                                     -------------  -----------  -----------------  ------------  -------------
YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful
    accounts.......................  $   1,150,000  $     6,000  $           --     $         --      1,156,000
  Allowance for other noncurrent
    assets.........................      1,737,000     (550,000 (1)             --     1,187,000(1)            --
  Valuation allowance for deferred
    tax assets.....................     65,811,000           --      (2,764,000)(2)           --     63,047,000
                                     -------------  -----------  -----------------  ------------  -------------
                                     $  68,698,000  $  (544,000) $   (2,764,000)    $  1,187,000  $  64,203,000
                                     -------------  -----------  -----------------  ------------  -------------
                                     -------------  -----------  -----------------  ------------  -------------

YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful
    accounts.......................  $   1,025,000  $   125,000  $           --     $         --      1,150,000
  Allowance for other noncurrent
    assets.........................      1,737,000           --              --               --      1,737,000
  Valuation allowance for deferred
    tax assets.....................     51,080,000           --      14,731,000(2)            --     65,811,000
                                     -------------  -----------  -----------------  ------------  -------------
                                     $  53,842,000  $   125,000  $   14,731,000     $         --  $  68,698,000
                                     -------------  -----------  -----------------  ------------  -------------
                                     -------------  -----------  -----------------  ------------  -------------

YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful
    accounts.......................  $     505,000  $   520,000  $           --     $         --      1,025,000
  Allowance for other noncurrent
    assets.........................      2,430,000           --              --          693,000(3)     1,737,000
  Valuation allowance for deferred
    tax assets.....................     39,844,000           --      11,236,000(2)            --     51,080,000
                                     -------------  -----------  -----------------  ------------  -------------
                                     $  42,779,000  $   520,000  $   11,236,000     $    693,000  $  53,842,000
                                     -------------  -----------  -----------------  ------------  -------------
                                     -------------  -----------  -----------------  ------------  -------------

--------------------------

(1) NeXstar Pharmaceuticals, Inc. accepted $550,000 in full settlement of an outstanding note receivable that was fully-reserved on the balance sheet.

(2) Charged to deferred tax benefit.

(3) Relates to restructuring of a note receivable in default.