Form 10-Q
period 1999-03-31
NEXSTAR PHARMACEUTICALS INC
filed 1999-05-17
CIK 915359

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ----------------

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of April 30, 1999 was 29,172,851.

                          NEXSTAR PHARMACEUTICALS, INC.
                               INDEX TO FORM 10-Q

                                                                                                     PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets -- March 31, 1999 and December 31, 1998...................     3

  Condensed Consolidated Statements of Operations -- Three Months Ended March 31, 1999 and 1998...     4

  Condensed Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1999 and 1998...     5

  Notes to Condensed Consolidated Financial Statements............................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................    16


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................    17

Item 2.  Changes in Securities....................................................................    17

Item 6.  Exhibits and Reports on Form 8-K.........................................................    17

SIGNATURES .......................................................................................    18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          NEXSTAR PHARMACEUTICALS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31,         December 31,
                                                                      1999                1998
                                                                  -------------      -------------
                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $  70,961,000      $  68,606,000
  Marketable securities                                               6,004,000            143,000
  Accounts receivable                                                42,564,000         43,577,000
  Inventories                                                        11,521,000         11,669,000
  Prepaid expenses and other                                          6,709,000          4,584,000
                                                                  -------------      -------------
Total current assets                                                137,759,000        128,579,000
Property, plant and equipment, net of
  accumulated depreciation and amortization                          39,631,000         40,837,000
Investment in unconsolidated affiliate                                8,648,000         10,261,000
Patent and trademark costs, net of accumulated amortization           5,196,000          5,226,000
Other noncurrent assets                                               2,700,000          5,227,000
                                                                  -------------      -------------
Total assets                                                      $ 193,934,000      $ 190,130,000
                                                                  -------------      -------------
                                                                  -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $   4,415,000      $   4,240,000
  Accrued compensation and employee benefits                          6,627,000          7,027,000
  Accrued litigation settlement and related expenses
    due within one year                                               2,411,000          2,124,000
  Accrued interest payable                                              833,000          2,083,000
  Other accrued expenses                                              6,556,000          6,038,000
  Long-term obligations due within one year                           4,024,000          4,072,000
                                                                  -------------      -------------
Total current liabilities                                            24,866,000         25,584,000
Accrued litigation settlement expenses due after one year             7,607,000          7,848,000
Long-term obligations due after one year                              7,414,000          8,320,000
Convertible subordinated debentures                                  80,000,000         80,000,000

Commitments and contingencies

Stockholders' equity:
    Common stock                                                        291,000            287,000
    Additional paid-in capital                                      232,826,000        227,505,000
    Deferred compensation                                               (54,000)           (68,000)
    Other comprehensive loss                                           (361,000)          (380,000)
    Accumulated deficit                                            (158,655,000)      (158,966,000)
                                                                  -------------      -------------
Total stockholders' equity                                           74,047,000         68,378,000
                                                                  -------------      -------------
Total liabilities and stockholders' equity                        $ 193,934,000      $ 190,130,000
                                                                  -------------      -------------
                                                                  -------------      -------------


See notes to condensed consolidated financial statements.

                          NEXSTAR PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31,
                                                            ----------------------------
                                                                1999             1998
                                                            -----------      -----------
Revenues:
  Product revenues                                          $30,603,000      $23,517,000
  License fee                                                         -        3,000,000
  Royalties                                                   1,537,000          686,000
  Collaborative agreements and contracts                        199,000          750,000
                                                            -----------      -----------
Total revenues                                               32,339,000       27,953,000
                                                            -----------      -----------

Expenses:
  Cost of goods sold                                          6,528,000        4,840,000
  Research and development                                    9,812,000       13,310,000
  Selling, general and administrative                        12,925,000       10,760,000
  Merger related expenses                                       906,000                -
  Litigation settlement and related expenses                    479,000          396,000
                                                            -----------      -----------
Total expenses                                               30,650,000       29,306,000
                                                            -----------      -----------
Operating income (loss)                                       1,689,000       (1,353,000)

Gain on sale of a majority interest in a subsidiary           1,000,000                -
Interest income                                                 851,000          730,000
Interest expense                                             (1,543,000)      (1,695,000)
                                                            -----------      -----------
Income (loss) before provision for income tax and
  equity in loss of unconsolidated affiliate                  1,997,000       (2,318,000)

Provision for income tax                                         73,000          263,000
Equity in loss of unconsolidated affiliate                   (1,613,000)               -
                                                            -----------      -----------
Net income (loss)                                           $   311,000      $(2,581,000)
                                                            -----------      -----------
                                                            -----------      -----------

Net income (loss) per share:
  Basic                                                     $      0.01      $     (0.09)
                                                            -----------      -----------
                                                            -----------      -----------
  Diluted                                                   $      0.01      $     (0.09)
                                                            -----------      -----------
                                                            -----------      -----------

Shares used in computing net income (loss) per share:
  Basic                                                      28,768,000       27,467,000
                                                            -----------      -----------
                                                            -----------      -----------
  Diluted                                                    29,243,000       27,467,000
                                                            -----------      -----------
                                                            -----------      -----------


See notes to condensed consolidated financial statements.

                          NEXSTAR PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                           -----------------------------
                                                                               1999             1998
                                                                           -----------       -----------
OPERATING ACTIVITIES
Net income (loss)                                                          $   311,000       $(2,581,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization of property, plant and equipment           2,069,000         2,437,000
    Amortization of intangible assets                                          280,000           372,000
    Gain on sale of majority interest in a subsidiary                       (1,000,000)                -
    Equity in loss of unconsolidated affiliate                               1,613,000                 -
    Litigation settlement charges                                              479,000           258,000
    Additions to allowance for doubtful accounts                               323,000                 -
    Reduction in allowance for note receivable                                       -          (550,000)
    Compensation expense related to grant of options and sales
      of stock, including amortization of deferred compensation                 14,000            24,000
    Other                                                                       40,000           (68,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                                      562,000        (1,333,000)
      Inventories                                                              148,000         1,017,000
      Prepaid expenses and other                                               108,000            99,000
      Other noncurrent assets                                                  (56,000)       (1,437,000)
      Accounts payable                                                         656,000        (1,411,000)
      Accrued compensation and employee benefits                              (400,000)         (847,000)
      Accrued interest                                                      (1,250,000)       (1,250,000)
      Accrued litigation related expenses                                            -           (22,000)
      Other accrued expenses                                                   630,000         1,524,000
                                                                           -----------       -----------
Net cash provided by (used in) operating activities                          4,527,000        (3,768,000)

INVESTING ACTIVITIES
Purchases of marketable securities                                          (5,861,000)                -
Maturities of marketable securities                                                  -        13,048,000
Additions to property, plant and equipment                                  (1,344,000)         (614,000)
Proceeds from sale of a majority interest in a subsidiary                    1,000,000                 -
Additions to patent costs                                                     (150,000)         (277,000)
Payments received on notes receivable                                          250,000           550,000
                                                                           -----------       -----------
Net cash provided by (used in) investing activities                         (6,105,000)       12,707,000

FINANCING ACTIVITIES
Payments on short-term borrowings, net                                               -          (485,000)
Payments on litigation settlement                                             (438,000)                -
Proceeds from sale-leaseback transactions                                       35,000                 -
Payments on capital lease obligations                                         (577,000)         (823,000)
Proceeds from issuance of long-term debt                                             -         2,881,000
Repayments on long-term debt                                                  (412,000)         (337,000)
Proceeds from sale of common stock, net of offering costs                    5,325,000           135,000
                                                                           -----------       -----------
Net cash provided by financing activities                                    3,933,000         1,371,000
                                                                           -----------       -----------

Net increase in cash and cash equivalents                                    2,355,000        10,310,000
Cash and cash equivalents at beginning of period                            68,606,000        39,292,000
                                                                           -----------       -----------
Cash and cash equivalents at end of period                                 $70,961,000       $49,602,000
                                                                           -----------       -----------
                                                                           -----------       -----------


See notes to condensed consolidated financial statements.

                          NEXSTAR PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE 1:       BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

              Certain reclassifications have been made to prior year amounts to agree with the current year presentation.

NOTE 2:       AGREEMENT AND PLAN OF MERGER

              On February 28, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will be acquired through merger (the "Merger") by Gilead Sciences, Inc., a Delaware corporation ("Gilead").

              Pursuant to terms of the Merger Agreement, each issued and outstanding share of Company common stock, par value $.01 per share ("Company Common Stock"), will be converted into the right to receive that number of shares of Gilead Common Stock, par value $.001 per share ("Gilead Shares") equal to the "Exchange Ratio." The Exchange Ratio equals 0.425 , provided, however, that if the Gilead Share Value (defined as the average of the closing prices of the Gilead Shares as reported on the NASDAQ National Market for the 20 consecutive trading days ending on the third trading day preceding the date on which the stockholders of the Company vote on the Merger at the special meeting of the Company's stockholders called to approve and adopt the Merger Agreement and the Merger) is (i) less than $36.47, then the Exchange Ratio shall be equal to the lesser of 0.50 or a fraction having a numerator equal to $15.50 and having a denominator equal to the Gilead Share Value, or (ii) greater than $45.88, then the Exchange Ratio shall be equal to the greater of 0.3786 or a fraction having a numerator equal to $19.50 and having a denominator equal to the Gilead Share Value. Cash will be paid in lieu of fractional shares.

              The Merger is subject to several conditions, including that it be approved by the stockholders of both the Company and Gilead. The Merger will be accounted for as a "pooling of interests" and the exchange of the shares will be tax free to the holders of the Company Common Stock.

NOTE 3:       INVENTORIES

              Inventories are summarized as follows:

                                        March 31, 1999     December 31, 1998
                                        --------------     -----------------
              Finished goods             $ 3,358,000          $ 3,712,000
              Work in process              5,924,000            5,785,000
              Raw materials                2,239,000            2,172,000
                                         -----------          -----------
              Total inventories          $11,521,000          $11,669,000
                                         -----------          -----------
                                         -----------          -----------

NOTE 4:       EARNINGS (LOSS) PER SHARE

              The Company's basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are included in the computation of diluted net income per share for the three months ended March 31, 1999. Common equivalent shares from convertible securities are excluded from the computation for the three months ended March 31, 1999, as their effect is antidilutive. Common equivalent shares from stock options, warrants and convertible securities are excluded from the computation of diluted earnings per share for the three months ended March 31, 1998 as their effect is antidilutive.

              COMPUTATION OF NET INCOME (LOSS) PER SHARE

                                                                 Three months ended March 31,
                                                                 -----------------------------
                                                                     1999              1998
                                                                 -----------       -----------
                 BASIC:
                 Net income (loss)                               $   311,000       $(2,581,000)
                                                                 -----------       -----------
                                                                 -----------       -----------

                 Weighted average shares outstanding
                    during the period                             28,768,000        27,467,000
                                                                 -----------       -----------
                                                                 -----------       -----------
                 Net income (loss) per basic common share        $      0.01       $     (0.09)
                                                                 -----------       -----------
                                                                 -----------       -----------

                 DILUTED:
                 Net income (loss)                               $   311,000       $(2,581,000)
                                                                 -----------       -----------
                                                                 -----------       -----------

                 Applicable common shares and common
                      share equivalents:
                 Weighted average shares outstanding
                      during the period                           28,768,000        27,467,000
                 Shares assumed issued for stock options           1,677,000                 -
                 Shares assumed issued for warrants                  195,000                 -
                 Less: treasury stock assumed purchased           (1,397,000)                -
                                                                 -----------       -----------
                 Total                                            29,243,000        27,467,000
                                                                 -----------       -----------
                                                                 -----------       -----------

                 Net income (loss) per diluted common share      $      0.01       $     (0.09)
                                                                 -----------       -----------
                                                                 -----------       -----------

NOTE 5:       COMPREHENSIVE INCOME

              The Company has elected to disclose comprehensive income in the Consolidated Statements of Stockholders' Equity in its annual report and in its Notes to Condensed Consolidated Financial Statements for interim reporting. The components of the Company's comprehensive income (loss) are as follows:

                                                                 Three months ended March 31,
                                                                 ----------------------------
                                                                   1999              1998
                                                                 --------         -----------
                 Net income (loss)                               $311,000         $(2,581,000)
                 Foreign currency translation adjustments          19,000             (34,000)
                                                                 --------         -----------
                 Comprehensive income (loss)                     $330,000         $(2,615,000)
                                                                 --------         -----------
                                                                 --------         -----------

NOTE 6:       DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
              INFORMATION

              The Company has determined that it has only one reportable segment because management has organized the business around the Company's products and services and, for the periods presented herein, only the Company's AmBisome business meets the reportable segment criteria.

              GEOGRAPHIC INFORMATION

              AmBisome revenues accounted for approximately 96% and 93% of total revenues for the three months ended March 31, 1999 and 1998, respectively. The following is a summary of revenues from external customers by geographic areas:

                                                Three months ended March 31,
                                                ----------------------------
                                                   1999             1998
                                                -----------      -----------
              United States                     $ 4,161,000      $ 5,124,000
              Germany                             5,095,000        4,384,000
              United Kingdom                      3,245,000        3,139,000
              Italy                               4,285,000        2,705,000
              Spain                               3,925,000        3,042,000
              Other European countries            8,350,000        6,876,000
              Other foreign countries             3,278,000        2,683,000
                                                -----------      -----------
              Consolidated total                $32,339,000      $27,953,000
                                                -----------      -----------
                                                -----------      -----------

              As of March 31, 1999, the net book value of the Company's long-lived assets was $39.6 million. Approximately 91% of such assets were located in the United States. As of December 31, 1998, the net book value of the Company's long-lived assets was $40.8 million. Approximately 90% of such assets were located in the United States.

              MAJOR CUSTOMERS

              For the three months ended March 31, 1999, revenues from two customers accounted for approximately 11% and 10% of total revenues, respectively. For the three months ended March 31, 1998, revenues from one customer accounted for approximately 11% of total revenues.

NOTE 7:       INVESTMENT IN UNCONSOLIDATED AFFILIATE

              In 1998, the Company sold 51% of its interest in its subsidiary, Proligo L.L.C. ("Proligo"), to SKW Americas, Inc. Proligo was formed in July 1998 and initially consisted of the assets of the Company's NeXstar Technology Products division, a manufacturer of oligonucleotides and specialty chemicals for the pharmaceuticals industry. As part of the transaction, the consideration included up to $20.5 million in performanced-based milestones which were not included in the $22.1 million gain recorded on the sale in 1998. During the first quarter 1999, the Company earned and collected $1 million for a milestone related to the issuance of a patent.

              The Company accounts for its investment in Proligo using the equity method and the net book value of the investment at March 31, 1999 was approximately $8.6 million. For the three months ended March 31, 1999, the Company recorded $1.6 million as its equity in loss from Proligo representing its 49% share of losses for the three months ended February 28, 1999, the Proligo fiscal first quarter. The loss reported by Proligo for the three months ended February 28, 1999 included an additional two months of operating losses for Proligo's Hamburg, Germany subsidiary (the "Hamburg Company") due to a change in the Hamburg Company's fiscal year from September 30 to November 30 to conform to Proligo's reporting period. The Proligo operating loss for March 1999 is approximately $1.1 million, of which the Company will recognize its 49% share (approximately $550,000) in the three months ending June 30, 1999.

              Proligo's unaudited summarized statement of operations information for the three months ended February 28, 1999 is as follows:

                       Net sales                   $ 1,846,000
                       Gross profit                    301,000
                       Net loss                     (3,291,000)

              Proligo is in the business of supplying nucleic acid and peptide synthesis products to the pharmaceutical and biopharmaceutical industry for sale and use as laboratory research reagents and in therapeutic and diagnostic products. The Company does not have any commitments to provide additional funding or to support the operations of Proligo.

NOTE 8:       COMMITMENTS AND CONTINGENCIES

              The Company maintains a $10 million unsecured line of credit (the "Credit Agreement") with an average interest rate of 7.50% with a financial institution. Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and there are limitations on the Company's ability to incur additional debt or to engage in certain significant transactions. The Credit Agreement, which includes a foreign exchange facility, terminates on November 1, 1999. As of March 31, 1999, the Company had no borrowings under the Credit Agreement.

NOTE 9:       REPORTING ON THE COSTS OF START-UP ACTIVITIES

              Effective January 1, 1999, the Company adopted Accounting Standards Executive Committee Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities to be expensed as incurred. The initial application of SOP 98-5 is reported as a cumulative effect of a change in accounting principle. The adoption of SOP 98-5 had no material effect on the Company's financial position or results of operations.

NOTE 10:      ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

              In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 requires recording all deriviative instruments as assets or liabilities, measured at fair value. Statement No. 133 is effective for fiscal years beginning after June 15, 1999 and, therefore, the Company will adopt the new requirement effective January 1, 2000. Management has not completed its review of Statement No. 133 and has not yet determined the impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHER THINGS, RISKS ASSOCIATED WITH THE FOLLOWING: RELIANCE ON A SINGLE PRODUCT FOR A SUBSTANTIAL PORTION OF THE COMPANY'S REVENUES; GENERAL ECONOMIC AND BUSINESS CONDITIONS, INCLUDING FLUCTUATIONS IN CURRENCY EXCHANGE RATES; COMPETITION; TECHNOLOGICAL ADVANCES; ABILITY TO OBTAIN RIGHTS TO TECHNOLOGY; ABILITY TO OBTAIN AND ENFORCE PATENTS; ABILITY TO COMMERCIALIZE AND MANUFACTURE PRODUCTS; RESULTS OF CLINICAL STUDIES; RESULTS OF RESEARCH AND DEVELOPMENT ACTIVITIES; AVAILABILITY OF QUALIFIED PERSONNEL; CHANGES IN, OR FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS; ABILITY TO OBTAIN ADEQUATE FINANCING IN THE FUTURE; AND OTHER FACTORS REFERENCED UNDER "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998. IN PARTICULAR, STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT INCLUDE THE WORDS "EXPECT", "ANTICIPATES", AND "PLANS" ARE OR MAY CONSTITUTE FORWARD-LOOKING STATEMENTS. THE COMPANY'S STOCKHOLDERS AND POTENTIAL INVESTORS SHOULD CONSIDER CAREFULLY THESE RISKS AND UNCERTAINTIES IN EVALUATING NEXSTAR PHARMACEUTICALS' FINANCIAL CONDITION AND RESULTS OF OPERATIONS. AMBISOME, DAUNOXOME, MIKASOME AND NEXSTAR PHARMACEUTICALS ARE REGISTERED TRADEMARKS OF THE COMPANY.

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

         The Company is conducting Phase II clinical trials with a third product, the antibiotic MiKasome, a liposomal formulation of amikacin (a potent aminoglycoside antibiotic) in patients with complicated urinary tract infections, cystic fibrosis, nosocomial pneumonia and tuberculosis. The Company recently commenced Phase I clinical trials in Europe and Canada for NX211, its liposomal formulation of a topoisomerase I inhibitor, lurtotecan, a camptothecin derivative and potent anti-cancer compound. In May 1999, the Company received United States Food and Drug Administration approval of its Investigational New Drug application for NX211 and plans to commence a Phase I clinical trial in the United States by mid 1999.

         The Company has discovered several aptamers using the SELEX process, a combinatorial chemistry technology, which are currently in the research and early clinical/preclinical development stages. The Company has begun Phase I clinical trials for NX1838, its aptamer which binds to vascular endothelial growth factor ("VEGF"). VEGF is a growth factor which is believed to contribute to age-related macular degeneration, the leading cause of adult-onset blindness, by inducing the formation of blood vessels associated with the disease state.

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

         The Merger is subject to several conditions, including that it be approved by the stockholders of both the Company and Gilead. The Merger will be accounted for as a "pooling of interests" and the exchange of the shares will be tax free to the holders of the Company Common Stock. The merger is expected to be completed by early summer. During the three months ended March 31, 1999, the Company incurred $906,000 in expenses associated with the merger and anticipates that it will incur approximately $5 million in additional merger related expenses in 1999.

INTERNATIONAL OPERATIONS, CURRENCY FLUCTUATIONS

         In connection with a majority of its European sales, the Company prices its products in the currencies of the countries into which they are sold (the "Payment Currencies"), and revenues in the past have been and in the future could be adversely affected by currency fluctuations. A significant majority of the Company's manufacturing costs are in U.S. Dollars. Therefore, any decline in the value of the Payment Currencies relative to the U.S. Dollar is likely to negatively impact gross margins for the Company's products since the Company's manufacturing costs would stay approximately the same while its revenue in terms of U.S. Dollars would decline. Sales in Germany, the U.K., Italy and Spain together accounted for 54% of the Company's product revenues for the three months ended March 31, 1999. The Company prices its products in each of these four countries in the local currency.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999

         PRODUCT REVENUES. Product revenues increased 30% to $30.6 million for the three months ended March 31, 1999 from $23.5 million for the corresponding period in 1998 primarily due to an increase in unit sales of AmBisome in both European and U.S. markets. As a result of the U.S. approval of AmBisome in the third quarter of 1997, the Company anticipates that an increasing percentage of sales during future periods will occur outside of Europe.

         LICENSE FEE. During the three months ended March 31, 1998, the Company recorded a $3 million milestone payment from Sumitomo Pharmaceuticals Co., Ltd. related to AmBisome rights in Japan.

         ROYALTIES. Royalties increased 119% to $1.5 million for the three months ended March 31, 1999 from $686,000 for the corresponding period in 1998 due to increased sales of AmBisome in the U.S. by its marketing partner, Fujisawa Healthcare, Inc. ("Fujisawa"). This amount will increase if the amount of sales of AmBisome in the U.S. increases.

         COLLABORATIVE AGREEMENTS AND CONTRACTS. Collaborative agreement and contract revenues decreased to $199,000 for the three months ended March 31, 1999 compared to $750,000 for the corresponding period of 1998 primarily due to a decrease in the amount of funding in the first quarter 1999 from Schering A.G. Collaborative agreement and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and performance of contract benchmarks.

         COST OF GOODS SOLD. Cost of goods sold was $6.5 million for the three months ended March 31, 1999, compared to $4.8 million for the corresponding period of 1998. The increase in cost of goods sold was primarily due to increased sales of the Company's products. Although the average manufacturing cost of products sold by the Company during the three months ended March 31, 1999 was less than the corresponding period in 1998, the cost of goods sold as a percentage of product revenue was 21% for both the 1999 and 1998 periods. This was primarily due to (i) a 1999 expense of $455,000 related to the write off of an AmBisome lot which failed to pass certain of the Company's stringent internal quality control specifications and (ii) increased sales to Fujisawa at cost in 1999. Pursuant to an agreement between the two firms, the Company and Fujisawa co-promote AmBisome in the United States and the Company sells AmBisome to Fujisawa at cost for sale in the U.S. In addition, the Company receives 20% of the gross profits from all U.S. sales which the Company records as royalty income. If the Company's unit sales of AmBisome to Fujisawa increase as a percentage of total AmBisome unit sales, the cost of goods sold as a percentage of revenues is expected to increase. Cost of goods sold consists primarily of raw materials, allocations of overhead, labor and equipment costs and charges associated with services provided by outside vendors.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 26% to $9.8 million for the three months ended March 31, 1999 compared to $13.3 million for the corresponding period of 1998. The decrease in research and development expenses is primarily attributable to a reduction in expenses due to (i) the sale of 51% of the Company's interest in a subsidiary, Proligo L.L.C. ("Proligo") in the third quarter of 1998, (ii) a reduction in the Company's workforce in the fourth quarter of 1998, and (iii) reduced preclinical toxicology studies costs. These decreases were partially offset by increased clinical and medical costs. For the three months ended March 31, 1999, $184,000 of research and development expenses were sponsored by third parties compared to $664,000 for the corresponding period in 1998. Research and development expenses consist primarily of salaries and benefits for scientific, regulatory, medical, clinical, quality control and pilot manufacturing personnel, consultants, supplies, occupancy costs and depreciation of laboratory equipment and facilities.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 19% to $12.9 million for the three months ended March 31, 1999 compared to $10.8 million for the corresponding period of 1998. The increase in expenses was primarily due to (i) increased selling and marketing expenses due to increased sales, (ii) a $323,000 addition to the allowance for doubtful accounts receivable, and (iii) a credit recorded in the first quarter of 1998 in connection with the settlement of a fully reserved outstanding loan due to the Company from a biotechnology firm. The Company recognized a foreign exchange loss of $109,000 for the three months ended March 31, 1999 compared to a loss of $54,000 for the corresponding period in 1998.

         MERGER RELATED EXPENSES. The Company recorded $906,000 of merger related expenses in connection with its planned merger with Gilead Sciences. These expenses primarily represent legal and accounting fees. The Company expects to record approximately $5 million in additional expenses in 1999 related to the merger.

         LITIGATION SETTLEMENT AND RELATED EXPENSES. Litigation settlement and related expenses were $479,000 for the three months ended March 31,1999 compared to $396,000 for the corresponding period of 1998. These expenses are related to a 1997 settlement agreement between The Liposome Company, Inc. ("TLC") and the Company in which the Company is required to make payments to TLC based on AmBisome sales over the next several years, subject to certain minimum and maximum amounts. The Company recorded accounting charges in 1997 of $10.0 million, which represented the net present value of all future minimum payments it is required to make. In 1998, the Company began recording a quarterly amortization expense related to the difference between all future minimum payments and the expense recorded in 1997 and is expensing the difference between the minimum and maximum payments, if any. The Company does not expect the difference between its future minimum and maximum payments to TLC to be material.

         GAIN ON SALE OF A MAJORITY INTEREST IN A SUBSIDIARY. In 1998, the Company sold 51% of its interest in its subsidiary, Proligo, to SKW Americas, Inc. Proligo was formed in July 1998 and initially consisted of the assets of the Company's NeXstar Technology Products division, a manufacturer of oligonucleotides and specialty chemicals for the pharmaceuticals industry. As part of the transaction, the consideration included up to $20.5 million in performanced-based milestones which were not included in the $22.1 million gain recorded on the sale in 1998. During the first quarter 1999, the Company earned and collected $1 million for a milestone related to the issuance of a patent.

         INTEREST INCOME. Interest income increased to $851,000 for the three months ended March 31, 1999 compared to $730,000 for the corresponding period of 1998. Interest income generally fluctuates as a result of the average amount of cash available for investment and prevailing interest rates.

         INTEREST EXPENSE. Interest expense decreased to $1.5 million for the three months ended March 31, 1999 from $1.7 million for the corresponding period of 1998. The decrease was primarily due to a reduction in borrowings in connection with several equipment lease arrangements.

         EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE. For the three months ended March 31, 1999, the Company recorded $1.6 million as its equity in loss from Proligo representing its 49% share of losses for the three months ended February 28, 1999, the Proligo fiscal first quarter. The loss reported by Proligo for the three months ended February 28, 1999 included an additional two months of operating losses for Proligo's Hamburg, Germany subsidiary (the "Hamburg Company") due to a change in the Hamburg Company's fiscal year from September 30 to November 30 to conform to Proligo's reporting period. The Proligo operating loss for March 1999 is approximately $1.1 million, of which the Company will recognize its 49% share (approximately $550,000) in the three months ending June 30, 1999. The Company expects to record additional equity in the loss from its investment in Proligo through fiscal year 1999.

         NET INCOME (LOSS). The Company reported net income of $311,000, or $0.01 per basic and diluted share, for the three months ended March 31, 1999, compared to a net loss of $2.6 million, or $0.09 per basic and diluted share, for the corresponding period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and marketable securities position at March 31, 1999 was $77.0 million compared to $68.8 million on December 31, 1998. The $8.2 million increase in cash and cash equivalents and marketable securities position was primarily the result of the following:


         Net cash providing by operating activities                     $ 4,527,000
         Proceeds from sale of common stock, net                          5,325,000
         Proceeds from sale of a majority interest in a subsidiary        1,000,000
         Additions to property, plant and equipment                      (1,344,000)
         Payments on capital lease obligations                             (577,000)
         Payments on litigation settlement                                 (438,000)
         Repayments on long-term debt                                      (412,000)
         Other                                                              135,000
                                                                        -----------
                                                                        $ 8,216,000
                                                                        -----------
                                                                        -----------

         The Company invests its cash and cash equivalents and marketable securities in interest-bearing investment grade securities.

         The Company's accounts receivable balance at March 31, 1999 was $42.6 million as compared to $43.6 million on December 31, 1998. Payment practices vary significantly between countries and increased sales in countries in which payments tend to be slower, often as a result of the pace at which governmental entities reimburse the Company's customers, have in the past increased, and in the future may increase, the financial risk of certain of the Company's customers. In certain countries, in particular Greece, Spain and Italy, in which payments have been slow, the amount of accounts receivable owed to the Company is significant. At March 31, 1999, the Company's past due accounts receivable for Greece, Spain and Italy totaled approximately $16 million, of which approximately $6 million was more than 120 days past due. To date, the Company has experienced only modest losses with respect to the collection of its accounts receivable and believes that the past due accounts receivable for Greece, Spain and Italy are collectible. The Company continually seeks improvement in its collection process to maximize its cash flow from product sales in a timely manner.

         As of March 31, 1999, the Company's inventory value was $11.5 million compared to $11.7 million as of December 31, 1998.

         The Company maintains a $10 million unsecured line of credit (the "Credit Agreement") with an average interest rate of 7.50% with a financial institution. Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and there are limitations on the Company's ability to incur additional debt or to engage in certain significant transactions. The Credit Agreement, which includes a foreign exchange facility, terminates on November 1, 1999. As of March 31, 1999, the Company had no borrowings under the Credit Agreement.

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

         The Company's future capital requirements will be substantial and will depend on, and could increase as a result of, many factors, including progress of the Company's research, drug discovery and development programs; whether the Company acquires interests in products currently held by third parties; the results and costs of preclinical and clinical testing of the Company's products, if developed; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; the Company's success in entering into collaborative agreements; changes in collaborative research relationships; the costs associated with potential commercialization of its products, if any, including the development of additional manufacturing, marketing and sales capabilities; the cost and availability of third-party financing for capital expenditures; and administrative and legal expenses. However, the Company believes its cash and cash equivalents and marketable securities position at March 31, 1999 is sufficient to meet its short-term liquidity needs. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of the Company, dilution to then existing stockholders may result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs or commercialization efforts or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

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

         With respect to Operating Equipment, the assessment indicated that certain software and embedded chips used in certain Operating Equipment may be at risk. For its Operating Equipment exposures, the Company has completed its planning phase. Scheduling and testing of this equipment is more difficult than the testing of the IT Systems; a substantial majority of the testing occurred during an annual manufacturing shutdown in December 1998. Once testing is complete, the Company will implement any upgrades or replace any non-compliant software or hardware. Testing and implementation of affected equipment is expected to be complete by September 30, 1999.

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

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. The most reasonably likely worst case Year 2000 scenario for the Company is that manufacturing and laboratory efficiencies will be adversly affected. The Company has contingency plans for certain critical applications and is working on such plans for others. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

EURO CONVERSION

         A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union ("EU") adopted the euro as their common legal currency as of that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies will remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legal currency.

         The Company is still in the process of evaluating the effect, if any, of the euro on its pricing of products in the eleven participating countries. The Company does not expect a material impact on its results of operations from foreign currency gains or losses as a result of its transition to the euro as the functional currency for its subsidiaries based in EU countries.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 1999, the Company's $80 million 6 1/4 % Convertible Subordinated Debentures had a fair value of $90.9 million. There have been no other significant changes in quantitative or qualitative market risk as compared to the disclosures in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                  27.1     Financial Data Schedule.

                  (b)      REPORTS ON FORM 8-K

                           On March 9, 1999, the Company filed a report on Form 8-K with respect to its announcement that it had entered into an Agreement and Plan of Merger on February 28, 1999 pursuant to which the Company will be acquired through merger by Gilead Sciences, Inc., a Delaware corporation.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NEXSTAR PHARMACEUTICALS, INC.



Dated: May 17, 1999            By:  /S/LAWRENCE M. GOLD
                                    ------------------------------------------
                                    Lawrence M. Gold
                                    Chairman of the Board of Directors



Dated: May 17, 1999            By:  /S/MICHAEL E. HART
                                    ------------------------------------------
                                    Michael E. Hart
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)