Form 10-K/A
period 1998-12-31
NEXSTAR PHARMACEUTICALS INC
filed 1999-06-23
CIK 915359

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                               ------------------

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

RESEARCH AND DEVELOPMENT

    The Company's research and development activities focus on the identification of potential drug candidates using its three significant proprietary technologies: liposome technology, the SELEX process and Evolutionary Chemistry. The Company develops its most suitable candidates into drugs for oncological, hematological and infectious disease. In addition, the Company is developing SELEX process-derived oligonucleotide compounds as non-therapeutic products, including diagnostic agents. Research expense sponsored by third-parties totaled $2.6 million, $2.4 million and $1.2 million in 1998, 1997 and 1996, respectively.

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

FUJISAWA HEALTHCARE, INC.

    In 1987, the Company entered into a partnership agreement with Lyphomed, Inc. for the joint development of AmBisome. In 1991, the partnership agreement and the partnership were terminated. The Company received all assets of the partnership, including AmBisome; however rights to commercialize and sell AmBisome throughout the world were divided between the Company and Fujisawa Healthcare, Inc. ("Fujisawa"), the successor to Lyphomed. Pursuant to an agreement between the Company and Fujisawa, (a) the Company has exclusive marketing rights to AmBisome in all countries, except the United States and Canada; (b) the Company and Fujisawa co-promote AmBisome in the United States, and (c) Fujisawa has exclusive marketing rights to AmBisome in Canada.

    Fujisawa has primary responsibility for AmBisome in the United States. The Company receives 20% of the gross profits from the sale of AmBisome in the United States for its co-promotion efforts. The Company is required to pay Fujisawa a 4% royalty in connection with sales of AmBisome in significant Asian markets, including Japan.

    The Company manufactures all AmBisome for sales worldwide. Fujisawa purchases AmBisome from the Company for sale in the United States and Canada at a price equal to the Company's cost to manufacture the product. See "--Products and Markets--AmBisome."

SUMITOMO PHARMACEUTICALS CO., LTD.

    In 1996, NeXstar Pharmaceuticals licensed the right to develop and market AmBisome in Japan to Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo"). Under the terms of the license, Sumitomo is required to make payments to the Company if certain clinical and commercial milestones are met and to pay the Company royalties on all Japanese sales of AmBisome. Sumitomo has paid the Company a total of $10 million in connection with the license of AmBisome, $7 million of which was paid at the time the license was granted and $3.0 million of which was paid in March 1998 related to the filing of a new drug application for AmBisome in Japan. Under the terms of the license, Sumitomo is required to make a final milestone payment of $4 million to the Company if AmBisome is approved for sale in Japan.

    The Company will manufacture AmBisome for sale in Japan. Both the price at which Sumitomo must purchase AmBisome from the Company and the royalty Sumitomo must pay the Company for sales in Japan depend on the in-market price of AmBisome in Japan.

PROLIGO L.L.C. AND PASS: PRODUCT ANCHORED SEQUENTIAL SYNTHESIS

    In late 1997, the Company established its NeXstar Technology Products division which included the Company's proprietary technology called Product Anchored Sequential Synthesis ("PASS"), a method of synthesizing the oligonucleotides that are the basis for the products being developed using the SELEX process. In July 1998, the Company established Proligo L.L.C., a Delaware limited liability company ("Proligo"), as a wholly-owned subsidiary and transferred all of the assets of the NeXstar Technology Products division to Proligo. On August 15, 1998, the Company sold a 51% interest in Proligo to SKW Americas, Inc. ("SKW") in exchange for $15 million cash and a 49% interest in PerSeptive Biosystems GmbH, a German corporation ("PerSeptive). As a part of the transaction, the Company contributed its interest in PerSeptive and $4.9 million cash to Proligo, and SKW contributed its 51% interest in PerSeptive and $5.1 million cash to Proligo. In addition, SKW will pay the Company $3 million in guaranteed payments and up to $20.5 million in performance-based milestones over the next five years. The milestones are primarily related to Proligo's ability to manufacture aptamers in commercial batches using the PASS technology. The Company and Proligo have agreed that Proligo will manufacture oligonucleotides required by the Company at cost plus a fixed percentage. The Company does not have any commitments to provide additional funding or to support the operations of Proligo.

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

SCHERING A.G.

    In 1993, the Company entered into a collaborative research agreement (the "Schering Research Agreement") and license agreement (the "Schering License Agreement") with Schering A.G. Under the Schering Research Agreement, Schering A.G. has funded research at NeXstar Pharmaceuticals for the discovery and development of aptamers as IN VIVO diagnostic agents. The level of funding under this agreement has varied over the five year term, from $1.0 million to $2.4 million annually. In March 1999, Schering A.G. agreed to fund $250,000 under the Schering Research Agreement for the first half of 1999, with an option to continue funding an additional $250,000 in 1999 and $500,000 annually thereafter. Under the Schering Research Agreement, NeXstar Pharmaceuticals is developing aptamers for thromboembolic disease diagnosis and tumor diagnosis.

    Under the Schering License Agreement, Schering A.G. has the right to develop and commercialize aptamers as IN VIVO diagnostic agents or radiotherapeutics discovered and developed under the Schering Research Agreement. Schering A.G. is required to make milestone and royalty payments to the Company upon commercialization and sale of any products developed under the collaboration with the Company. The milestone payments for any one product total $6 million and are triggered by the filing of an IND, the initiation of Phase III clinical trials, the filing of an NDA and approval of a product for commercial sale. The Schering License Agreement permits the Company to develop and commercialize aptamers discovered under the Schering Research Agreement outside the field of IN VIVO diagnostic agents or radiotherapeutics, subject to royalty payments to Schering A.G.

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

    The Glaxo License Agreement requires the Company to make milestone payments and pay royalties to Glaxo at various stages of development and commercialization of NX211. The first such milestone payment is due upon initiation by the Company of a Phase III clinical trial. Additional milestones are payable if NX211 is approved for sale as a second-line therapy, a first-line therapy and for additional indications. The aggregate milestone payments, if Glaxo does not elect to participate in the development and commercialization of NX211 as described below, are $15 million. Under the Glaxo License Agreement, Glaxo has the option to participate with the Company in the continued development and commercialization of NX211 for one or more territories throughout the world, including the United States, Europe and Japan. Such option may be exercised within 60 days after the development of the first Phase III protocol or the preparation of a Phase II study report, whichever is later. If Glaxo exercises the option, Glaxo and the Company must negotiate and execute a development and marketing agreement for the joint development and promotion of NX211 in the relevant territories. The milestone payments and royalties payable by the Company to Glaxo under the Glaxo License Agreement will be reduced or eliminated upon Glaxo's option exercise, depending on the territories in which Glaxo has elected to participate.

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

UNIVERSITY OF COLORADO

    NeXstar Pharmaceuticals has a significant ongoing collaborative relationship with the University of Colorado at Boulder ("CU") relating to the SELEX process technology. The relationship is formally with University Research Corporation ("URC"), a for-profit, wholly owned subsidiary of the University of Colorado Foundation, Inc. URC is designed to serve as the corporate vehicle for commercial exploitation of inventions by the CU faculty. URC has assigned to the Company all of URC's present and future rights to (i) inventions falling within the scope of the claims contained in issued patents and pending patent applications for the SELEX process technology, (ii) improvements to such technology made or discovered by researchers at CU, (iii) oligonucleotides or other molecules that are derived through the application of such technology by researchers at CU, (iv) results of certain sponsored research and (v) computer software related to such technology. In connection with the rights assigned by URC to the Company, URC is to receive certain royalties on the Company's net sales of products derived from the SELEX process and on royalties received by the Company from non-affiliates. Specifically, NeXstar is required to pay URC royalties, (i) on sales of SELEX derived products by NeXstar or any sublicensed affiliate equal to two percent (2%) of net sales of such products, (ii) on net sales by non-affiliate sublicensees equal to fifteen percent (15%) of any earned royalties received by NeXstar from the sublicensee with respect to such sales,
(iii) equal to five percent (5%) of any advances received by NeXstar for sublicensees that are credited against royalties on future sales, (iv) equal to five percent (5%) of any license fees received by NeXstar from sublicensees, (v) equal to five percent (5%) of any milestone payments received by NeXstar from sublicensees that are credited against royalties on future sales.

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

    Set forth below are the patent expiration dates in the United States and Europe for the compounds included in the Company's marketed product and products in clinical development:

COMPOUND        U.S. PATENT EXPIRATION   EUROPEAN PATENT EXPIRATION
--------------  -----------------------  ---------------------------
AmBisome                    2016*                      2008
DaunoXome                   2009                       2008
MiKasome                    2015*                      2006*
NX211                       2013*                      2012*
NX1838                      2015*                        --*

------------------------

* Applications pending.

    Expiration dates do not reflect patent term extensions or supplementary protection certificates not yet applied for or granted. There can be no assurance that pending patent applications will issue as patents, or that issued patents will provide significant proprietary protection.

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

                                           HIGH          LOW
                                         --------     ---------
1997:
  First Quarter......................... $17 3/4      $10
  Second Quarter........................  15 1/4        9 3/8
  Third Quarter.........................  18 1/2       12 1/2
  Fourth Quarter........................  18 1/2       10 5/16
1998:
  First Quarter......................... $12 3/8      $10
  Second Quarter........................  12 3/8        9 1/2
  Third Quarter.........................  11 3/16       6 1/2
  Fourth Quarter........................  11 3/8        7 11/16

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data are derived from the Consolidated Financial Statements of NeXstar Pharmaceuticals, which have been audited by Ernst & Young LLP, independent auditors for NeXstar Pharmaceuticals. The selected financial data for 1998 includes data for Proligo L.L.C. (a company formed August 15, 1998 in which NeXstar Pharmaceuticals owns a 49% equity interest), which have been audited by PricewaterhouseCoopers LLP, independent accountants for Proligo L.L.C. The selected consolidated financial data give retroactive effect to the merger of NeXagen, Inc. and Vestar, Inc. on February 21, 1995, which has been accounted for as a pooling-of-interests. The selected consolidated financial data also include the acquisition of Supragen, Inc., a research-oriented biotechnology company, on September 8, 1995, which has been accounted for using the purchase method of accounting. Certain reclassifications, including adjustments to conform accounting practices, have been made to prior year amounts to agree with the current year presentation. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes thereto appearing elsewhere in this Report.

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

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 1% to $52.5 million in 1998 and increased 11% to $53 million and 28% to $47.8 million for 1997 and 1996, respectively. The decrease in 1998 as compared to 1997 is primarily related to certain charges in 1997 including: (i) a charge of $1.1 million for validation expenses related to product scale-up;
(ii) an expense of $1.3 million related to the write off of capitalized purchased technology, which the Company had been amortizing over a four-year period, but which the Company has decided not to pursue; and (iii) $622,000 in reorganization expenses related to research and development consolidation activities, including certain staff reductions. These decreases were partially offset by increased 1998 expenses associated with expanded clinical trial activity for the Company's products and additional preclinical spending on drug candidates. In addition, in October 1998, the Company reduced its research and development workforce by 47 employees and recorded an expense of $1.6 million related to severance packages for the discharged employees. The increase in 1997 expenses as compared to 1996 are due to expanded clinical trial activity for the Company's products and additional preclinical spending on aptamer drug candidates developed using the SELEX process. In 1996, the Company had a charge to research and development of $1.2 million in connection with a write down of an investment that the Company held in a biotechnology company, an expense of $1 million in connection with the Company's decentralization of its medical/regulatory operations in Europe and an expense of $1.2 million in connection with the acquisition of additional laboratory facilities. In 1998, $2.6 million of research expenses was sponsored by third parties, as compared to $2.4 million and $1.2 million in 1997 and 1996, respectively. Research and development expenses consist primarily of salaries and benefits for scientific, medical, regulatory, quality control and pilot manufacturing personnel and consultants; supplies; occupancy costs; and depreciation of laboratory equipment and facilities. As a result of the October 1998 workforce reduction, the Company expects to realize savings in research and development expenses of approximately $2.5 million per year.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 10% to $49.5 million, 5% to $45 million and 22% to $42.9 million, or 46%, 50% and 53% of product revenues, in 1998, 1997 and 1996, respectively. The increase for 1998 is primarily related to (i) increased sales and marketing expenses in Europe in connection with increased AmBisome sales, in particular, expenses associated with the launch of AmBisome in France;
(ii) an expense of approximately $760,000 pursuant to a separation agreement between the Company and Patrick J. Mahaffy upon his resignation as President, Chief Executive Officer and Director of the Company in August 1998; and (iii) an expense of $580,000 related to severance packages for 28 selling, general and administrative employees discharged due to the October 1998 workforce reduction. The increase for 1997 primarily related to (a) increased expenses in connection with the continued expansion of the Company's marketing operations and (b) a charge of $309,000 related to a warrant issued in connection with a $15 million revolving line of credit entered into by the Company. The increase for 1996 was primarily due to (x) the expansion of the Company's marketing efforts, in particular, in connection with the launch of DaunoXome in the United States and the continued expansion of the Company's international operations; (y) an expense of $741,000 in connection with the termination of distribution agreements in Australia and France; and (z) an increase of $520,000 in the Company's allowance for doubtful accounts due to an increase in accounts receivable resulting primarily from increased sales of the Company's products. In addition, the Company recognized foreign exchange losses of approximately $269,000, $287,000, and $362,000 in 1998, 1997 and 1996, respectively. As a result of the October 1998 workforce reduction, the Company expects to realize savings in selling, general and administrative expenses of approximately $700,000 per year.

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

    The Company's accounts receivable balance at December 31, 1998 was $43.6 million as compared to $34.6 million on December 31, 1997. The growth in receivables was primarily due to increased sales of AmBisome and proportionately increased sales of the Company's products in countries in which payments tend to be slower than the average payment periods historically experienced by the Company. Payment practices vary significantly between countries and increased sales in countries in which payments tend to be slower, often as a result of the pace at which governmental entities reimburse the Company's customers, have in the past increased, and in the future may increase, the average length that accounts receivable are outstanding and may increase the financial risk of certain of the Company's customers. In certain countries, in particular Greece, Spain and Italy, in which payments have been slow, the amount of accounts receivable owed to the Company is significant. At December 31, 1998, the Company's past due accounts receivable for Greece, Spain and Italy totaled approximately $16 million, of which approximately $6 million was more than 120 days past due. To date, the Company has experienced only modest losses with respect to the collection of its accounts receivable and believes that the past due accounts receivable for Greece, Spain and Italy are collectible. The Company continually seeks improvements in its collection process to maximize its cash flow from product sales in a timely manner.

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

    The Company's future capital requirements will be substantial and will depend on, and could increase as a result of, many factors, including: progress of the Company's research, drug discovery and development programs; whether the Company acquires interests in products currently held by third parties; the results and costs of preclinical and clinical testing of the Company's products, if developed; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; competing technological and market developments; the Company's success in entering into collaborative agreements; changes in collaborative research relationships; the costs associated with potential commercialization of its products, if any, including the development of additional manufacturing, marketing and sales capabilities; the cost and availability of third-party financing for capital expenditures; and administrative and legal expenses. However, the Company believes its cash and cash equivalents and marketable securities position at December 31, 1998 is sufficient to meet its short-term liquidity needs. There can be no assurance that additional or sufficient financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities of the Company, dilution to then existing stockholders may result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs or commercialization efforts or obtain funds through arrangements with collaborative partners or others on less favorable terms than might otherwise be available.

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

    Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. The most reasonably likely worst case Year 2000 scenario for the Company is that manufacturing and laboratory efficiencies will be adversely affected. The Company has contingency plans for certain critical applications and is working on such plans for others. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

ITEM 7A. MARKET RISK DISCLOSURES

    The Company's operations include manufacturing and sales activities in the U.S., as well as sales activities in Europe and Australia. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and various foreign currencies, including the German mark, the British pound, the French franc, the Italian lira and the Spanish peseta. When the U.S. dollar strengthens against these currencies, the value of the nonfunctional currency sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. Overall, the Company is a net receiver of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar, but is adversely affected by a stronger dollar relative to major currencies worldwide.

    To mitigate the effects of changes in currency exchange rates on the Company's functional currency based sales, the Company enters into foreign exchange forward contracts to hedge its foreign currency sales transactions.

    The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's available-for-sale securities as well as interest paid on its debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company maintains the significant majority of its debt as fixed rate.

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

    The pharmaceutical industry is highly competitive. The Company's products compete, and products the Company may develop are likely to compete, with products of other companies that currently have extensive and well-funded marketing and sales operations. Because these companies are capable of devoting significantly greater resources to their marketing efforts, the Company's marketing or sales efforts may not compete successfully against the efforts of these other companies'. See "Business--Marketing" and "Business--Competition" in
Part I of this Report.

PHARMACEUTICAL GOVERNMENT AGENCIES AND THIRD PARTY REIMBURSEMENT PRESSURES MAY
  IMPAIR FINANCIAL RESULTS.

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

     10.4 --  Employment Agreement, dated July 1, 1991, between the Registrant and Lawrence M. Gold(6).

     10.5 --  Form of Change in Control Agreement, dated February 8, 1999, between the Company and each executive officer of the Company(19).

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

    10.54 --  Separation Agreement, dated August 18, 1998, between the Company and Patrick J. Mahaffy(19).

     21.1 --  Subsidiaries of the Registrant(19).

     23.1 --  Consent of Independent Auditors Ernst & Young LLP.

     23.2 --  Consent of Independent Accountants PricewaterhouseCoopers LLP.

     27.1 --  Financial Data Schedule(19).

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

(19) Previously filed in the Exhibits to Form 10-K (File No. 0-23012) for the Registrant for the fiscal year ended December 31, 1998, which exhibit is incorporated by reference herein.

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

Date: June 23, 1999

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

PricewaterhouseCoopers LLP
Denver, Colorado

January 7, 1999, except for Note 13, for which the date is March 1, 1999

                         NEXSTAR PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                          ASSETS

                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                     1998          1997
                                                                 ------------  ------------
Current assets:
Cash and cash equivalents......................................  $ 68,606,000  $ 39,292,000
  Marketable securities........................................       143,000    24,997,000
  Accounts receivable, net of allowance for doubtful accounts of $1,156,000 and $1,150,000 at December 31, 1998 and 1997,
    respectively...............................................    43,577,000    34,623,000
  Inventories..................................................    11,669,000    14,606,000
  Prepaid expenses and other...................................     4,584,000     3,872,000
                                                                 ------------  ------------
Total current assets...........................................   128,579,000   117,390,000
Property, plant and equipment, net of accumulated depreciation
  and amortization.............................................    40,837,000    44,778,000
Investment in unconsolidated affiliate.........................    10,261,000            --
Patent and trademark costs, net of accumulated amortization of
  $1,984,000 and $1,432,000 at December 31, 1998 and 1997,
  respectively.................................................     5,226,000     5,623,000
Other noncurrent assets, net of an allowance of $1,737,000 at
  December 31, 1997............................................     5,227,000     2,752,000
                                                                 ------------  ------------
Total assets...................................................  $190,130,000  $170,543,000
                                                                 ------------  ------------
                                                                 ------------  ------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings........................................  $         --  $  5,034,000
  Accounts payable.............................................     4,240,000     5,237,000
  Accrued compensation and employee benefits...................     7,027,000     4,338,000
  Accrued litigation settlement and related expenses due within
    one year...................................................     2,124,000     1,273,000
  Accrued interest payable.....................................     2,083,000     2,083,000
  Other accrued expenses.......................................     6,038,000     4,037,000
  Long-term obligations due within one year....................     4,072,000     5,445,000
                                                                 ------------  ------------
Total current liabilities......................................    25,584,000    27,447,000
Accrued litigation settlement expenses due after one year......     7,848,000     8,767,000
Long-term obligations due after one year.......................     8,320,000     8,327,000
Convertible subordinated debentures............................    80,000,000    80,000,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value; 5,000,000 shares authorized
    Common stock, $.01 par value; 50,000,000 shares authorized;
    issued and outstanding shares--28,664,559 in 1998 and
    27,426,395 in 1997.........................................       287,000       274,000
  Additional paid-in capital...................................   227,505,000   216,159,000
  Deferred compensation........................................       (68,000)     (151,000)
  Other comprehensive loss.....................................      (380,000)     (394,000)
  Accumulated deficit..........................................  (158,966,000) (169,886,000)
                                                                 ------------  ------------
Total stockholders' equity.....................................    68,378,000    46,002,000
                                                                 ------------  ------------
Total liabilities and stockholders' equity.....................  $190,130,000  $170,543,000
                                                                 ------------  ------------
                                                                 ------------  ------------

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

PATENT AND TRADEMARK COSTS AND OTHER LONG-LIVED ASSETS

    The Company capitalizes certain legal costs associated with applying for patents and trademarks. The Company amortizes these costs over a period of ten years.

    The carrying values of intangible and other long-lived assets are reviewed quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair market value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups.

PRODUCT REVENUES/ACCOUNTS RECEIVABLE

    Product revenues are recognized upon passage of legal title of the inventory and satisfaction of all of the Company's performance obligations. The Company generally does not provide its customers with the right of product return; however, the Company will replace product that has expired or is deemed to be damaged or defective. To date, such product replacement has been minimal.

    A substantial majority of the Company's product revenues are export sales of AmBisome primarily through Company subsidiaries and to distributors in Europe. The Company performs credit evaluations of its customers' financial condition and generally has not required collateral. The Company's accounts

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) receivable are predominantly trade receivables, and to date, the Company has experienced only modest losses with respect to the collection of its accounts receivable.

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

OTHER REVENUE

    Revenue recognized under the Company's collaborative arrangements, licenses and royalty agreements is recorded as earned based upon the performance requirements of the underlying contractual agreements. Milestone payments are recognized as revenue when all of the Company's performance obligations have been met, the amount of the milestone payment is readily determinable and the Company has a unilateral right to demand payment. Payments received in advance under such agreements are recorded as deferred revenue until earned. Royalty revenue is recognized in the period that the corresponding sales are made to independent third party customers.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement No. 133 is effective for fiscal years

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) beginning after June 15, 1999 and, therefore, the Company will adopt the new requirement effective January 1, 2000. Management has not completed its review of Statement No. 133 and has not yet determined the impact on its financial position or results of operations.

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

NOTE 3. INVENTORIES

    Raw materials, work in process and finished goods inventories are recorded at the lower of cost or market, with cost determined on a first-in, first-out basis. Management periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise unsaleable items. If such items are observed and there are no alternate uses of the inventory, the Company will take a write-down to net realizable value in the period that the units are identified as impaired. Historically, inventory write-downs have been insignificant and consistently within management's expectations.

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

                         NEXSTAR PHARMACEUTICALS, INC.

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

NOTE 5. INVESTMENT IN UNCONSOLIDATED AFFILIATE

    In late 1997, the Company established its NeXstar Technology Products division which included the Company's proprietary technology called Product Anchored Sequential Synthesis ("PASS"), a method of synthesizing the oligonucleotides that are the basis for the products being developed using the SELEX process. In July 1998, the Company established Proligo L.L.C., a Delaware limited liability company ("Proligo"), as a wholly-owned subsidiary and transferred all of the assets of the NeXstar Technology Products division to Proligo. On August 15, 1998, the Company sold a 51% interest (the "Interest") in Proligo to SKW Americas, Inc. ("SKW"). As payment for the Interest, the Company received $15 million in cash and a 49% interest in PerSeptive Biosystems GmbH, a company in Hamburg, Germany (the "Hamburg Company"), which specializes in the manufacture of nucleoside phosphoramidite monomers. The 49% interest of the Hamburg Company had a fair market value of approximately $5.5 million. In addition, SKW will pay the Company $3 million in guaranteed payments (discounted at 8.5% for gain recognition purposes) and up to $20.5 million in performance-based milestones over the next five years. As part of the transaction, the Company contributed $4.9 million and its 49% interest in the Hamburg Company to Proligo. SKW contributed $5.1 million and the remaining 51% interest in the Hamburg Company to Proligo. The Company and Proligo have agreed that Proligo will manufacture oligonucleotides required by the Company at cost plus a fixed percentage. The Company recorded a $22.1 million gain in connection with this sale.

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

                         NEXSTAR PHARMACEUTICALS, INC.

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

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 9. LONG-TERM OBLIGATIONS (CONTINUED)
    In June 1996, the Company entered into a term loan agreement with a bank for $10 million which was repaid in the third quarter of 1997.

NOTE 10. CONVERTIBLE SUBORDINATED DEBENTURES

    During the third quarter of 1997, the Company sold $80 million of 6 1/4% Convertible Subordinated Debentures due 2004 (the "Debentures") in a private offering to SBC Warburg Inc. and Oppenheimer & Co., Inc. which resold the Debentures to a group of private investors. The Debentures were issued pursuant to an indenture and are convertible into a total of up to 4,740,740 shares of the Company's common stock at $16.875 per share, which was greater than the fair market value of the Company's common stock at the time the Debentures were issued. The Company has reserved 4,740,740 shares of its authorized common stock for shares that may be issued upon conversion of the Debentures. As required by the terms of a registration rights agreement (the "Registration Rights Agreement") entered into by the Company in connection with the sale of the Debentures, the Company filed a "shelf" registration statement registering for resale the Debentures and the shares of common stock into which the Debentures may be converted. The registration statement was declared effective on October 6, 1997. Pursuant to the Registration Rights Agreement, the Company is required to keep the "resale" registration statement effective for up to two years.

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

    In connection with the August 1998 sale of a majority interest in its subsidiary, Proligo, (see Note 5-- Investment in Unconsolidated Affiliate), the Company transferred certain property and equipment with a net book value of $4.5 million to Proligo. The majority of such property and equipment is financed or

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 11. COMMITMENTS AND CONTINGENCIES (CONTINUED) leased by the Company in accordance with the aforementioned sale-leaseback transactions and financing arrangements. As part of this transaction, the Company transferred the underlying debt to Proligo pursuant to various Sublease, Consent and Assignment Agreements (collectively referred to as the "Sublease Agreements"). As a result, the Company is required to pay the debt financing and lease liabilities to the financial institutions directly for Proligo's share of the liabilities and Proligo is required to reimburse the Company for these amounts and is bound by the same terms and conditions as the Company's agreements with financial institutions and lessors. In the event that Proligo were to default on its obligations under the Sublease Agreements, the Company would continue to be liable for amounts outstanding as of the date of the default. At December 31, 1998, Proligo was current with respect to its reimbursements to the Company and the balance of Proligo's lease and debt liabilities under the Sublease Agreements was $2.8 million. Such liabilities are not included in the Company's Consolidated Balance Sheets.

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
                                                                                 -------------
                                                                                 -------------

LOAN RECEIVABLE

    The Company owns a 13.9% equity interest in Phytogen Life Sciences Inc. ("PLS"), a Canadian corporation incorporated in British Columbia. In June 1996, the Company's holdings in connection with

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
PLS were restructured. Pursuant to the restructuring, the Company gave up its right to convert a Canadian $4,500,000 loan (the "Loan") (approximately $3,285,000 at the time of conversion and approximately $3,348,000 at December 31, 1995), which it made to PLS, into a 49.9% interest in PLS; converted Canadian $968,784 (approximately $707,000 at the time of conversion) of the Loan into 235,714 preference shares in PLS; and converted the Loan to a United States Dollar-based loan. In addition, PLS issued a warrant to the Company to acquire up to 300,000 PLS common shares for $3 per share and repaid the Company approximately $700,000 in connection with the Loan. During 1997, PLS repaid the Company $753,000 in connection with the Loan. The face amount of the Loan at December 31, 1997 was $1,737,000 with an outstanding allowance for loan loss of $1,737,000. In March 1998, the company received $550,000 as full settlement of the loan.

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

    In May 1996, the Company's Spanish subsidiary entered into an agreement to borrow up to 500 million Spanish Pesetas (approximately $3.3 million on December 31, 1997) with such borrowing being secured by the subsidiary's accounts receivable in Spain. In February 1997, the agreement was amended to increase the amount that the subsidiary may borrow to 750 million Spanish Pesetas (approximately $4.9 million on December 31, 1997). In connection with the agreement, the Company had to maintain $2.0 million in an unrestricted account. As of December 31, 1997, the subsidiary had borrowings of 500 million Spanish Pesetas (approximately $3.3 million on December 31, 1997) under the agreement. On April 1, 1998, the Company's Spanish subsidiary terminated the loan as to new borrowings and the balance of the loan was paid in full in September 1998. Additionally, the $2.0 million in the unrestricted accounts was returned to the Company.

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

    In September 1996, the Company and Sumitomo Pharmaceuticals Co., Ltd. ("Sumitomo") entered into an agreement (the "Sumitomo License") pursuant to which Sumitomo will develop and market AmBisome in Japan. Under the terms of the Sumitomo License, Sumitomo paid the Company an initial $7 million licensing fee (less withholding taxes of $700,000) in October 1996 and a $3,000,000 milestone

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 11. COMMITMENTS AND CONTINGENCIES (CONTINUED) payment (less withholding taxes of $300,000) in March 1998. Sumitomo also is required to make additional payments to the Company if certain clinical and commercial milestones are met and to pay the Company royalties on all Japanese AmBisome sales.

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

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    PATENT MATTERS

    On August 11, 1997, the Company and The Liposome Company, Inc. ("TLC") reached a settlement in which the two companies agreed to dismiss all legal proceedings involving TLC's reexamined U.S. Patent No. 4,880,635 (the "TLC '635 Patent") and U.S. Patent No. 5,578,320 (the "TLC '320 Patent") and their international counterparts. The legal proceedings related to whether AmBisome, the Company's liposomal formulation of amphotericin B, infringed TLC's patents because of the manner in which it is freeze dried (lyophilized). In the settlement agreement between the parties, TLC granted the Company immunity from suit in connection with the worldwide production and sales of AmBisome and a worldwide right to use the TLC '635 Patent and the TLC '320 Patent. Under the terms of the Settlement Agreement, the Company made an initial payment to TLC of $1.75 million and is required to make payments which began in 1998 based on AmBisome sales over the next several years. Because the payments are subject to certain minimum and maximum amounts, the Company recorded accounting charges in 1997 of $11.8 million, of which $10.0 million represented the net present value of all future minimum payments it is required to make (utilizing an 8.5% discount rate) and $1.75 million represented the initial cash payment. Beginning in 1998, the Company is recording an expense each quarter related to the difference between all future minimum payments and the expense recorded in 1997. In addition, beginning in 1998, the Company is expensing the difference between the minimum and maximum payments, if any. The Company does not expect the difference between its future minimum and maximum payments to TLC to be material.

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

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized under APB No. 25. Pursuant to the provisions of APB No. 25 and its related interpretations, the Company treats all members of the Board of Directors as functionally equivalent employees and, accordingly, no compensation expense is recorded for stock option awards to such individuals if the exercise price of the stock option equals the market value of the underlying stock on the date of grant. Stock options granted to consultants are capitalized as deferred compensation at the estimated fair value on the date of award and are charged to expense over the shorter of the corresponding period of service or the vesting period of the stock option grant.

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

NOTE 15. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    Effective January 1, 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it only has one reportable segment because management has organized the business around the Company's products and services and, for the periods presented herein, only the AmBisome business meets the reportable segment criteria defined in Statement No. 131.

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 15. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (CONTINUED)
    GEOGRAPHIC INFORMATION

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

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 16. INCOME TAXES (CONTINUED)
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

    At December 31, 1998, the Company had net operating loss and tax credit carryforwards available to reduce future taxable income. Utilization of these losses and credits may be subject to substantial annual limitations due to the separate return limitation years and ownership change limitations provided by the

                         NEXSTAR PHARMACEUTICALS, INC.

NOTE 16. INCOME TAXES (CONTINUED)
Internal Revenue Code of 1986. The annual limitation may result in the expiration of the net operating losses and credits before utilization. Tax loss and tax credit carryforwards are as follows:

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