Form 10-Q/A
period 1999-03-31
NEXSTAR PHARMACEUTICALS INC
filed 1999-06-23
CIK 915359

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ----------------

                                    FORM 10-Q/A
                                  AMENDMENT NO. 1

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

                          NEXSTAR PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31,
                                                            ----------------------------
                                                                1999             1998
                                                            -----------      -----------
Revenues:
  Product revenues                                          $30,603,000      $23,517,000
  License fee                                                         -        3,000,000
  Royalties                                                   1,537,000          686,000
  Collaborative agreements and contracts                      1,199,000          750,000
                                                            -----------      -----------
Total revenues                                               33,339,000       27,953,000
                                                            -----------      -----------

Expenses:
  Cost of goods sold                                          6,528,000        4,840,000
  Research and development                                    9,812,000       13,310,000
  Selling, general and administrative                        12,925,000       10,760,000
  Merger related expenses                                       906,000                -
  Litigation settlement and related expenses                    479,000          396,000
                                                            -----------      -----------
Total expenses                                               30,650,000       29,306,000
                                                            -----------      -----------
Operating income (loss)                                       2,689,000       (1,353,000)

Interest income                                                 851,000          730,000
Interest expense                                             (1,543,000)      (1,695,000)
                                                            -----------      -----------
Income (loss) before provision for income tax and
  equity in loss of unconsolidated affiliate                  1,997,000       (2,318,000)

Provision for income tax                                         73,000          263,000
Equity in loss of unconsolidated affiliate                   (1,613,000)               -
                                                            -----------      -----------
Net income (loss)                                           $   311,000      $(2,581,000)
                                                            -----------      -----------
                                                            -----------      -----------

Net income (loss) per share:
  Basic                                                     $      0.01      $     (0.09)
                                                            -----------      -----------
                                                            -----------      -----------
  Diluted                                                   $      0.01      $     (0.09)
                                                            -----------      -----------
                                                            -----------      -----------

Shares used in computing net income (loss) per share:
  Basic                                                      28,768,000       27,467,000
                                                            -----------      -----------
                                                            -----------      -----------
  Diluted                                                    29,243,000       27,467,000
                                                            -----------      -----------
                                                            -----------      -----------


See notes to condensed consolidated financial statements.

                          NEXSTAR PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                           -----------------------------
                                                                               1999             1998
                                                                           -----------       -----------
OPERATING ACTIVITIES
Net income (loss)                                                          $   311,000       $(2,581,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization of property, plant and equipment           2,069,000         2,437,000
    Amortization of intangible assets                                          280,000           372,000
    Equity in loss of unconsolidated affiliate                               1,613,000                 -
    Litigation settlement charges                                              479,000           258,000
    Additions to allowance for doubtful accounts                               323,000                 -
    Reduction in allowance for note receivable                                       -          (550,000)
    Compensation expense related to grant of options and sales
      of stock, including amortization of deferred compensation                 14,000            24,000
    Other                                                                       40,000           (68,000)
    Changes in operating assets and liabilities:
      Accounts receivable                                                      562,000        (1,333,000)
      Inventories                                                              148,000         1,017,000
      Prepaid expenses and other                                               108,000            99,000
      Other noncurrent assets                                                  (56,000)       (1,437,000)
      Accounts payable                                                         656,000        (1,411,000)
      Accrued compensation and employee benefits                              (400,000)         (847,000)
      Accrued interest                                                      (1,250,000)       (1,250,000)
      Accrued litigation related expenses                                            -           (22,000)
      Other accrued expenses                                                   630,000         1,524,000
                                                                           -----------       -----------
Net cash provided by (used in) operating activities                          5,527,000        (3,768,000)

INVESTING ACTIVITIES
Purchases of marketable securities                                          (5,861,000)                -
Maturities of marketable securities                                                  -        13,048,000
Additions to property, plant and equipment                                  (1,344,000)         (614,000)
Additions to patent costs                                                     (150,000)         (277,000)
Payments received on notes receivable                                          250,000           550,000
                                                                           -----------       -----------
Net cash provided by (used in) investing activities                         (7,105,000)       12,707,000

FINANCING ACTIVITIES
Payments on short-term borrowings, net                                               -          (485,000)
Payments on litigation settlement                                             (438,000)                -
Proceeds from sale-leaseback transactions                                       35,000                 -
Payments on capital lease obligations                                         (577,000)         (823,000)
Proceeds from issuance of long-term debt                                             -         2,881,000
Repayments on long-term debt                                                  (412,000)         (337,000)
Proceeds from sale of common stock, net of offering costs                    5,325,000           135,000
                                                                           -----------       -----------
Net cash provided by financing activities                                    3,933,000         1,371,000
                                                                           -----------       -----------

Net increase in cash and cash equivalents                                    2,355,000        10,310,000
Cash and cash equivalents at beginning of period                            68,606,000        39,292,000
                                                                           -----------       -----------
Cash and cash equivalents at end of period                                 $70,961,000       $49,602,000
                                                                           -----------       -----------
                                                                           -----------       -----------


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

              The Company accounts for its investment in Proligo using the equity method and the net book value of the investment at March 31, 1999 was approximately $8.6 million. For the three months ended March 31, 1999, the Company recorded $1.6 million as its equity in loss from Proligo representing its 49% share of losses for the three months ended February 28, 1999, the Proligo fiscal first quarter. The loss reported by Proligo for the three months ended February 28, 1999 included five months of operating losses (October 1, 1998 through February 28, 1999) for Proligo's Hamburg, Germany subsidiary (the "Hamburg Company"). The additional two months of losses from the Hamburg Company were recorded in Proligo's first quarter operating results because the Hamburg Company changed from a September 30 fiscal year end to a November 30 fiscal year end during the first quarter of 1999 to conform to Proligo's November 30 fiscal year end. As a result, the Hamburg Company will report 14 months of operating results in its 1999 fiscal year operating results (October 1, 1998 through November 30, 1999) and these 14 months of operating results will be included in the Proligo fiscal 1999 operating results. The Proligo operating loss for March 1999 is approximately $1.1 million, of which the Company will recognize its 49% share (approximately $550,000) in the three months ending June 30, 1999.

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

         COLLABORATIVE AGREEMENTS AND CONTRACTS. Collaborative agreement and contract revenues increased to $1.2 million for the three months ended March 31, 1999 compared to $750,000 for the corresponding period of 1998 primarily due to the receipt of a $1 million milestone payment from SKW Americas, Inc. related to the issuance of a patent to Proglio L.L.C. ("Proligo") in the first quarter of 1999. In addition, the first quarter 1999 funding from Schering A.G. was $125,000 as compared to $600,000 in the first quarter of 1998. Collaborative agreement and contract revenue fluctuations are generally the result of changes in the number of funded research projects as well as the timing and performance of contract benchmarks.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 19% to $12.9 million for the three months ended March 31, 1999 compared to $10.8 million for the corresponding period of 1998. The increase in expenses was primarily due to (i) increased selling and marketing expenses due to increased sales, (ii) a $323,000 addition to the allowance for doubtful accounts receivable relating to certain Italian accounts receivable, and (iii) a credit recorded in the first quarter of 1998 in connection with the settlement of a fully reserved outstanding loan due to the Company from a biotechnology firm. The Company recognized a foreign exchange loss of $109,000 for the three months ended March 31, 1999 compared to a loss of $54,000 for the corresponding period in 1998.

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

         EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE. For the three months ended March 31, 1999, the Company recorded $1.6 million as its equity in loss from Proligo representing its 49% share of losses for the three months ended February 28, 1999, the Proligo fiscal first quarter. The loss reported by Proligo for the three months ended February 28, 1999 included five months of operating losses (October 1, 1998 through February 28, 1999) for Proligo's Hamburg, Germany subsidiary (the "Hamburg Company"). The additional two months of losses from the Hamburg Company were recorded in Proligo's first quarter operating results because the Hamburg Company changed from a September 30 fiscal year end to a November 30 fiscal year end during the first quarter of 1999 to conform to Proligo's November 30 fiscal year end. The Hamburg Company will report 14 months of operating results in its 1999 fiscal year operating results (October 1, 1998 through November 30, 1999) and these 14 months of operating results will be included in the Proligo fiscal 1999 operating results. The Proligo operating loss for March 1999 is approximately $1.1 million, of which the Company will recognize its 49% share (approximately $550,000) in the three months ending June 30, 1999. The Company expects to record additional equity in the loss from its investment in Proligo through fiscal year 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and marketable securities position at March 31, 1999 was $77.0 million compared to $68.8 million on December 31, 1998. The $8.2 million increase in cash and cash equivalents and marketable securities position was primarily the result of the following:


         Net cash providing by operating activities                     $ 5,527,000
         Proceeds from sale of common stock, net                          5,325,000
         Additions to property, plant and equipment                      (1,344,000)
         Payments on capital lease obligations                             (577,000)
         Payments on litigation settlement                                 (438,000)
         Repayments on long-term debt                                      (412,000)
         Other                                                              135,000
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


                               NEXSTAR PHARMACEUTICALS, INC.



Dated: June 23, 1999           By:  /S/MICHAEL E. HART
                                    ------------------------------------------
                                    Michael E. Hart
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)